Form 10KSB
period 2002-12-31
BAD TOYS INC
filed 2003-06-18
CIK 1200268

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  for the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number: 0-50059

BAD TOYS, INC.

(Name of small business issuer in its charter)

Nevada	94-3371514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2344 Woodridge Avenue Kingsport, TN 37664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 247-9560

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to 12 (g) of the Act:

Common Stock

(Title of Class)

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The issuer’s revenues for its most recent fiscal year was $104,376. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 10, 2003 is $157,220. This is based on the $.087 price per share of our common stock during the March 2001 private placement. For purposes of the foregoing calculation only, directors and executive officers have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of June 10, 2003 was 6,010,200.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS, INC.

2002 FORM 10-KSB

PART I

ITEM 1.	BUSINESS

Bad Toys, Inc. (“Bad Toys” or the “Company”) was incorporated on June 1, 2000 in the State of Nevada pursuant to the General Corporation Law of Nevada under the name BTMC, Inc. The Company changed its name to Bad Toys, Inc. before it commenced operations in early September 2000. Bad Toys is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan, and was previously conducted under another corporate entity which also used the name Bad Toys, Inc. (which entity is sometimes referred to herein as the “Predecessor” or “Predecessor Company”). Bad Toys manufactures for sale V-twin motorcycles from component parts, maintains a customizing and motorcycle servicing operation and special orders premium accessories, parts, customizing items and apparel related to Harley-Davidson motorcycles.

The Manufacture for Sale of Motorcycles from Component Parts.

Our showcase model, the “Phoenix”, is a distinctive V-twin motorcycle. We build it from component parts available from motorcycle parts suppliers. We have three “Phoenix” models on hand for display and for selling purposes. We also have models which are named the “Taos” and “Concord” and are featured on our website at www.badtoys.net. Our “Rigid Frame” and “Tour Glide” models, which are not shown on our website, are in the development stage.

In motorcycle circles, the models are known as custom-manufactured, V-Twin, HD-type motorcycles. They are called “V-Twin” because they have two-cylinders set at a 45-degree angle to each other; and they are called “HD-type” because of their resemblance to the motorcycles manufactured by Harley-Davidson. The models are “custom manufactured”, because we will build many features of the models to each customer’s order. We commenced selling to the public in September, 2000 and since that date have sold five motorcycles.

We manufacture, to customers’ orders, V-Twin, HD-type motorcycles from components parts in five basic styles:

•	Traditional-classic, the full fenders model Harley-Davidson made famous;

•	Pro Street, a lowered frame with wide tires, short fender and a low back fender;

•	Outlaw Low Riders, with narrow forks and stubby fenders;

•	Tour Glide package, with foot rests rather than foot pegs, saddlebags with windshield option; and

•	Street Custom conversion, with wide tires and short fenders.

We build custom-manufactured motorcycles in our shop in Kingsport, Tennessee. We have three Phoenix, two Taos and two Concord motorcycles for sale. We require up-front, partial payments from customers to finance our purchase of custom parts not in inventory.

Our choice of sparsely populated Kingsport, Tennessee for our first location was beneficial primarily in providing us a two-year, relatively low-overhead business operating environment for completing the design and development of the Phoenix motorcycle. We face the material risk that, unless we can open a second location in a major metropolitan area, our product will be too highly priced for the majority of motorcycle buyers in the area where we now operate, the greater Kingsport, Tennessee area. Our Taos, Phoenix and Concord models are priced at $49,000, $48,000 and $47,000, respectively. Our pricing is based on our costs plus a retail and overhead markup. These prices may vary if a motorcycle is customized.

We hope to open a second location in Phoenix, Arizona during the Summer of 2003. We estimate that it will cost us $1,000,000 to open a second location with $500,000 of such amount being used for inventory and $150,000 of such amount being used for equipment and leasehold improvements. Of the remaining $350,000, $75,000 would be used for advertising, and the balance of $275,000 would be used for working capital, including the cost of employees for the second facility, which is estimated to be $5,000 per week. We plan to raise the funds necessary to open a second location through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to open a second location during this time frame or possibly at all. Other than conducting the research necessary to determine how much we estimate it will cost to open a second location, we have not taken any steps towards opening this location and will not do so until we raise the necessary funds.

The Customizing and Motorcycle Servicing Operation.

Most motorcycle owners “customize” their bikes to a certain extent. We cater to this market by stocking bolt-on upgrades such as billet grips, foot pegs, mirrors, chrome bolts and “custom” seats. We provide immediate installation of the bolt-on conversions at our service department, which operates seven days a week, nine hours a day. Customizing motorcycles accounted for approximately $43,668 of our annual revenues during fiscal year 2001, or 21% of overall revenues, and servicing motorcycles accounted for approximately $12,000 of our annual revenues during the same period, or 6% of overall revenues. Customizing motorcycles accounted for approximately $29,266 of our annual revenues during the year ended December 31, 2002, or 28% of overall revenues, and servicing motorcycles accounted for approximately $27,038 of our annual revenues during the same period, or 26% of overall revenues.

Subject to the availability of repair business and qualified personnel, we plan to operate our service department seven days a week, twenty-four hours a day. To make operating our service department seven days a week, twenty-four hours a day cost effective, we estimate that the demand for such services will need to exceed sixteen hours a day, which we anticipate is only likely to happen if we open an additional facility in a larger market. We employ two persons in our service department. We anticipate the need to hire three additional employees at a cost of $1,300 per week to operate the service department seven days a week, twenty-four hours a day.

Special Orders of Premium Accessories, Parts, Customizing Items and Apparel Related to Harley-Davidson Motorcycles.

•	We take special orders. The fixed displays in our showroom premiere the high markup, bolt-on, premium custom items in billet aluminum or chrome. The product lines we stock include Pro One, Bay Area Custom, Arlen Ness and Performance Machine and others.

•	We believe we have the only in-store customer self-service station in the greater Kingsport, Tennessee area that includes all available catalogs and parts books. During the Fall of 2003, we plan to add a user-friendly computer terminal and screen through which our customers can come to our shop and easily locate a desired part and print a purchase order. We anticipate the computer terminal will cost us $1,500, which we plan to pay for from the revenues generated by the operation of our business.

Rebuilding Used Harleys for Resale.

We have not yet commenced the purchase of used motorcycles and rebuilding them for resale. Subject to the availability of funds, the source of which we have not yet identified, we propose to acquire and recondition used Harley-Davidson motorcycles for resale. All resale bikes would be placed into a like-new condition by our shop personnel. This would include:

•	New tires, paint and chrome;

•	Polished aluminum; and

•	Excellent running condition.

Purchasing and rebuilding used motorcycles for resale will require a constant advertising campaign for used motorcycles conducted in trade magazines and in high-circulation magazines for Harley-Davidson riders. We do not now have funds available to allocate to the purchase of used bikes or to do the necessary advertising. We anticipate spending approximately $7,000 to $14,000 to acquire a used Harley-Davidson motorcycle and an additional $2,500 to $7,500 to recondition the motorcycle for resale. Although we hope to commence this activity in the summer of 2003, opening a second motorcycle shop and store in Phoenix, Arizona is our primary focus and, we believe, more critical to the success of our business than buying used bikes and reconditioning them for resale.

The reconditioning of used bikes is financially consistent with our desire to provide around-the-clock repair service. Mechanics working for us who are not repairing customers’ motorcycles on a same-day-service basis can be reconditioning used motorcycles on a no-time-schedule basis and still be available for the drop-in customer with a repair job to be done. We anticipate that the planned second motorcycle facility in Phoenix, Arizona will provide the volume of repair business to justify the commencement of our plans to buy and recondition used Harley-Davidson motorcycles. If we are not able to open a second facility, our plans to buy and recondition used motorcycles for resale may not be realized.

Distribution Methods

We have commenced marketing our custom manufactured, V-Twin, HD-type motorcycles on a national basis. Our Phoenix, Taos, and Concord models are featured now on our Internet home page (www.badtoys.net). Our Phoenix-model motorcycle also is featured in the Atlas Pro Magnum catalog. We presently sell premium accessories, parts, customizing items and apparel through our Kingsport, Tennessee retail outlet. We project revenue increases to come from expansion to locations in additional cities and from sales through catalogs. Subject to the availability of capital, we propose to open nine additional stores during the next 60 months. We estimate that it will cost us $1,000,000 to open a new location. We plan to raise the funds necessary to open three new locations through a private offering of our securities. We anticipate that once we have a total of four stores, revenues generated by these stores will be sufficient to fund the opening of an additional six stores. There can be no assurance, however, that we will be able to successfully raise the funds needed to open any of the first three anticipated new stores through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to open new stores during this time frame or possibly at all.

Advertising

As of the date of this registration statement, our advertising is limited to our Internet home page and the advertising of our Phoenix-model motorcycle in the Atlas Pro Magnum catalog. Over the next six months, we propose to develop an advertising program consisting of:

•	Monthly and/or quarterly newsletters;

•	Direct mail motorcycle listings;

•	Cycle magazines; and

•	Nontraditional magazines.

The newsletter will highlight new product introduction, repair or maintenance subjects, after-market product evaluations, local and major national events and periodic Company advertised specials. We plan to commence this low cost program mid-year 2003. We anticipate our bulk mailing costs will be 24.8 cents to 26.8 cents per individual mailing and $248 per thousand mailings.

Direct mail advertising will initially consist of an annual mailing of a high-quality brochure. The brochure will market our custom-built motorcycle program, our mail order catalog program and the availability of refurbished or new motorcycles for sale. By specific request, we will add an addressee to our newsletter and brochure mailing list. Subject to the availability of funds, this program will be launched mid-year 2003. We anticipate our brochure costs will be $10 to $15 per brochure and our bulk mailing costs will be 28.8 cents to 34.4 cents per individual mailing and between $10,300 to $15,400 per thousand mailings.

Subject to the availability of funds, our monthly advertising program will include advertisements in high-circulation magazines for Harley-Davidson riders such as American Iron and Hot Bike. We plan to create one-half to full-page, two-color ads for custom manufacture and catalog sales. We anticipate our advertising costs will be between $800 to $3,000 per monthly publication. We plan to advertise in at least three such publications per month and anticipate that our monthly costs will be between $2,500 and $10,000.

Subject to the availability of funds, we plan to commence a non-traditional advertising program (i.e. advertising in magazines that are not specifically geared to the motorcycle enthusiast) in magazines such as Newsweek, Time, Sports Illustrated, and the New Yorker. The demographics for Harley-Davidson riders now span every social economic group from truck drivers to company presidents, doctors, lawyers and accountants. Upper-middle class to the wealthy now comprise the largest group of Harley riders. We anticipate our advertising costs for such high end magazines will be between $4,000 to $10,000 per advertisement. We plan to place advertisements in such magazines four to five times per year.

We plan to pay for all of the above planned advertising from the revenues generated by the operation of our business.

Competition

The special construction of custom-built motorcycles, HD-type, such as we build, is an emerging market. Arlen Ness, Ultra, and Titan, among others, have already entered this market. The market for HD-type custom-built motorcycles is extremely competitive. We believe that our ability to compete successfully depends on a number of factors, including:

•	Design and development of high performance and quality motorcycles;

•	Market presence and strong brand identity;

•	Timely delivery of made-to-order motorcycles;

•	The pricing policies of our competitors and suppliers;

•	The timing and introduction of new products and services by us and others;

•	Availability of operating capital to finance our purchase of custom parts not in inventory and to maintain sufficient levels of inventory;

•	Availability of capital to finance our expansion, both at our Kingsport, Tennessee facility and into other markets;

•	Industry and general economic trends.

We cannot guarantee that we will be able to compete successfully or at all with others in the business of manufacturing and marketing custom-built, HD-type motorcycles.

Supplies

We obtain our supplies from after market Harley-Davidson suppliers and other manufacturers of motorcycle parts, such as Pro One, Bay Area Custom, J. Brake, Arlen Ness and Performance Machine. These supplies are readily available. Although we are authorized non-exclusive dealers of all the above-named suppliers and many others, we are still required to pay cash for most large motorcycle parts.

Dependence on Major Customers

We are not dependent on any major customers.

Patents, Trademarks and Licenses

We have not filed for any patents or trademarks, and we have no licenses. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles. Although the Company believes it has obtained common law rights through the use of the name “Bad Toys” in connection with its business that are independent of the United States Patent and Trademark Office registration process, the failure of the Company to obtain proprietary protection in the future for the use of the name “Bad Toys” could negatively affect the Company’s operations.

Government Approval and Regulations

We do not need U.S. Department of Transportation or any other governmental agency approval to build special construction motorcycles that are custom-made to a customer’s order, to rebuild motorcycles or to assemble a motorcycle from component parts that are available in the open market. Our business is subject to no government regulations other than those of the Environmental Protection Agency or (“EPA”), regulating the disposal of oil, grease, tires, batteries and the prevention of pollution. We believe we are in compliance with OSHA and EPA regulations. All of our motorcycles are built by hand rather than in a moving assembly line. Safety goggles are used when required, and fire extinguishers are readily available. We dispose of pollutants by periodically taking them to authorized disposal sites.

Research and Development

We have expended no funds during the last two years on research and development.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-KSB under “Item 1. Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-KSB constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

(i)	The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, which enables them to engage in heavy and sustained discounting as well as substantial advertising and promotion. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

(ii)	We will be unable to complete our business plan unless we are able to raise additional funds.

Other factors which may negatively impact Bad Toys include, among others, adverse publicity; general economic and business conditions; changes in business strategy or development plans; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; and availability of qualified personnel.

ITEM 2.	PROPERTIES

Bad Toys leases a retail and manufacturing operation at a single facility in a specially designed 3,000-square-foot retail and service building. The retail facility is located at 2046 West Stone Drive, Kingsport, Tennessee 37660.

The facility is in a high traffic area with approximately 15,000 vehicles passing by a day. The facility is easily accessible by freeway and should draw customers from a 150-mile radius with a local population of approximately 3,000,000 people. The property has ample parking and an outside area for weekend events and motorcycle display.

The forward area of the showroom is for the display of our custom-built motorcycles. We also plan to use this area to display rebuilt Harley-Davidson motorcycles for resale, if and when we begin this facet of our planned business.

The facility showroom, if our operations in Kingsport, Tennessee are expanded, will emphasize permanently affixed displays of products with secured inventory storage compartments. This should provide an efficient use of display space, increased security, efficient showroom stocking maintenance and enhanced inventory control. The showroom will be organized to allow for variation in location of displays to accommodate customer traffic flow within the store and to heighten interest.

The warehouse area of the facility has adequate space to stock and store quantities of all items on display in the showroom in addition to numerous other mechanical parts and items not displayed which are in daily demand.

The service and assembly area is large enough to house a staff of mechanics and service personnel and is capable of accommodating the custom building of motorcycles and the rebuilding of Harley-Davidson motorcycles for resale, if and when we begin this planned facet of our business.

The lease on the facility expires in April 2003. The lease is with a shareholder of the Company at rates we believe are competitive in the area for similar space, and has been partially prepaid for the term of the lease through the issuance of 100,000 shares of the Company’s restricted common stock, at an issue price of $.10 per share, to the lessor of the property. Accordingly, total consideration paid to the lessor in stock was $10,000. We also pay the lessor $980.00 in cash per month as additional rent for a total monthly rent of $1,500. We also pay $250 per month to Larry N. Lunan, one of our majority shareholders for use of additional office space owned by Mr. Lunan.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating. A financial institution from which the Company has borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, has instituted legal action against the Company and Larry N. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company has filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by the Company and pledged to the bank as additional security for the loan. This litigation is pending in the Law Court for Sullivan County at Kingsport, Tennessee. Approximately $47,000 of the principal amount of this loan remains outstanding. The Company currently does not have the funds to repay this loan. There can be no assurance that the Company will be successful in defending the financial institution’s claim or pursuing the Company’s counterclaim for damages.

The Company’s majority shareholders, Larry N. Lunan and Susan H. Lunan, have filed a $300,000 claim against Mycom Group, Inc., a Ohio corporation, in connection with a merger that occurred in August, 2000, between Mycom Group, Inc. and the Company’s Predecessor, pursuant to which Mycom Group, Inc. acquired the Predecessor Company’s corporate shell for use in an unrelated business. Pursuant to the terms of the merger transaction, the Predecessor Company’s custom motorcycle and manufacturing business and all of the Predecessor Company’s assets associated with such business were transferred to the Lunans, the former majority shareholders of the Predecessor Company, in exchange for the Lunans’ cancellation of $654,212 in debt owed to them by the Predecessor Company and the Lunans’ assumption of all other unpaid debt of the Predecessor Company. Thereafter, the Lunans transferred these assets to the Company in exchange for the Company’s assumption of all liabilities related to the Predecessor Company’s motorcycle business that had been assumed by the Lunans. The Lunans believe that as a part of that transaction Mycom Group, Inc. was to have paid the Lunans $300,000 as reimbursement for certain costs paid for by the Lunans in connection with the merger transaction, which reimbursement did not occur. This litigation is pending in the United States District Court for the Southern District of Ohio. The Lunans have also filed a malpractice claim against an attorney who advised the Predecessor Company in connection with this merger seeking damages in the amount of $300,000. There can be no assurance that the Lunans will be successful in pursuing either claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is currently no trading market for our common stock.

HOLDERS

As of June 10, 2003, there were 73 holders of record of our common stock.

DIVIDENDS

We have not declared or paid any dividends on our common stock since incorporation and do not intend to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financing of the Company

On August 23, 2000, the Company assumed $986,000 in loans owed to Larry N. and Susan H. Lunan, and took control of all motorcycle-related assets from the Company’s Predecessor, the former Bad Toys, Inc.

Between August 24, 2000 and March 31, 2001, the Company retired approximately $468,000 in debt owed principally to our majority shareholders, Larry N. and Susan H. Lunan, through the issuance of 3,605,621 shares of common stock to the Lunans at a price of $.10 per share and the issuance of 1,074,443 shares to others at a price of $.10 per share. The majority of these shares (4,669,478 shares) were issued on August 24, 2000 and the remaining shares (10,586 shares) were issued on March 31, 2001. On March 31, 2002, the Company converted the balance of the $500,000 in loans assumed from the Company’s Predecessor into 500,000 shares of preferred stock, at a price of $1.00 per share, which shares were primarily issued to the Lunans. From August 24, 2000 to December 31, 2002, the Company borrowed an additional $768,900 from the Lunans and friends and family of the Lunans. Also on March 31, 2002, the Company converted into 527,000 shares of its preferred stock $527,000 of the $768,900 owed to the Lunans and friends and family of the Lunans. On December 31, 2002, the Company converted into 200,000 shares of its common stock $100,000 of debt owed to the Lunans at a price of $.50 per share. Thereafter, as of December 31, 2002, the Company owed the Lunans $140,245 and did not owe any money to friends and family of the Lunans.

The Company has borrowed $50,000 from a financial institution, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002. The financial institution has instituted legal action against the Company and Mr. Lunan, as guarantor, to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company has filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by the Company and pledged to the financial institution as additional security for the loan. Approximately $47,000 of the principal amount of this loan remains outstanding. The Company currently does not have the funds to repay this loan. There can be no assurance that the Company will be successful in defending the financial institution’s claim or pursuing the Company’s counterclaim for damages. In the event the Company is not successful in defending the financial institution’s claim, the Company hopes either to be able to secure a loan with another financial institution to cover any amounts owed until the Company has sufficient cash flow to repay such amounts in full or to borrow any owed funds from the Lunans. Even though Mr. Lunan is a guarantor of the loan, in his capacity as a shareholder, Mr. Lunan has no legal obligation to repay the loan, and there can be no assurance that he will have the funds available if needed to repay such loan. In the event the financial institution takes possession of the inventory, the Company’s short-term operations will be negatively affected, but the Company does not believe that its long-term business plan would be materially affected.

Discussion of Operations Comparing the Years Ended December 31, 2002 and December 31, 2001

Revenues.

Revenues for the year ended December 31, 2002 were $104,376, which was a decrease of $100,192 when compared with revenue for the year ended December 31, 2001 of $204,568. The decrease is due to the fewer number of motorcycles sold during 2002. During 2001, the Company sold four custom motorcycles, accounting for 148,900 of 2001 revenues, or 73% of overall revenues. During 2002, the Company only sold one motorcycle, accounting for $48,072 of 2002 revenues, or 46% of overall revenues. Customizing motorcycles accounted for approximately $43,668 of the Company’s annual revenues during fiscal year 2001, or 21% of overall revenues, and servicing motorcycles accounted for approximately $12,000 of the Company’s annual revenues during the same period, or 6% of overall revenues. Customizing motorcycles accounted for approximately $29,266 of the Company’s annual revenues during the year ended December 31, 2002, or 28% of overall revenues, and servicing motorcycles accounted for approximately $27,038 of the Company’s annual revenues during the same period, or 26% of overall revenues.

The Company’s revenues for 2002 were affected as a result of the Company’s president, Larry N. Lunan, being severely injured in October, 2001. This accident caused Mr. Lunan to be completely absent from the business of the Company until early March, 2002. From March through September 2002, Mr. Lunan worked on a periodic basis and returned full time to the Company’s business in October, 2002. In March, 2002, the Company hired a full-time store manager. The management of the Company believes that by hiring a full-time store manager, the future absence of an officer of the Company for a period of time from the operations of the Company will not have such a profound effect on the Company’s revenues.

Cost of Sales.

The decrease in the Company’s cost of sales for the year ended December 31, 2002 as compared to the year ended December 31, 2001, in the amount of $177,735, was directly related to the decrease in revenues of approximately $100,000 for the year 2002, which accounted for approximately $80,000 of the cost of sales decrease, and an inventory shortage of approximately $60,000 in 2001, which occurred while Mr. Lunan was absent from the business due to his accident. The balance of approximately $37,000 was the result of a decrease in motorcycle prototype development activity during 2002.

The 2001 shortage of inventory appears to be the result of pilferage. None of the individuals who were employed by the Company when Mr. Lunan was absent from the Company’s operations are currently employed by the Company. The Company now checks the references of future employees. With the return of upper management and the addition of a full-time store manager, the Company does not believe that future pilferage will occur.

General And Administrative Expenses.

Comparing general and administrative expenses for the year ended December 31, 2002 to the year ended December 31, 2001, the total decrease of $88,070 was due to a reduction of legal fees. During 2001, the Company paid legal fees in connection with a pending lawsuit filed by the Company’s majority shareholders, Larry N. and

Susan H. Lunan, against Mycom Group, Inc. and a labor action that was filed against the Company’s Predecessor, the former Bad Toys, Inc. and Larry N. Lunan. The labor action was dismissed on the merits in favor of the former Bad Toys, Inc. and Larry N. Lunan in December 2000. Advertising expenses decreased by $20,000 while finance charges, insurance costs, utilities, and other miscellaneous items increased equally.

Liquidity and Proposed Plans for the Next Twelve Months

The Company’s plan of operation for the next twelve months is, first, to realize positive cash flow at our Kingsport, Tennessee facility. The Company hopes to realize positive cash flow through increased sales. In March, 2002, the Company hired a store manager who is a long term resident of the Kingsport, Tennessee area and has worked in the motorcycle industry for approximately 30 years. The Company is hopeful that this employee’s knowledge of the Kingsport, Tennessee area and the motorcycle industry will directly result in increased sales for the Company. The Company has three Phoenix, two Taos and two Concord motorcycles for sale and four frames in inventory on which custom models can be built. Additional capital of approximately $50,000 will be needed to complete seven more custom built motorcycles. We propose to finance such additional costs through front end partial payments by customers and through bank loans, secured by contracts receivable and, if necessary, additional loans to the Company by the Lunans. As shareholders, the Lunans have no legal obligation to loan funds to the Company. There can be no assurance that the Lunans will be able to loan additional funds to the Company when needed or at all.

The Company’s management believes that it will need to raise approximately $150,000 to $200,000 to cover expenses for the year 2003, assuming the Company’s revenues do not increase from the $104,376 in revenues generated by the Company during 2002. During 2002, the Company needed an additional $128,587 in cash to fund operations. The Company anticipates that its primary operating expenses in 2003 will consist of employee (non-executive) salaries in the approximate amount of $80,000 and costs of leasing and maintaining the facility (including the costs of utilities) from which the Company operates in the approximate amount of $40,000. The Company anticipates that its outside accounting and legal services and other miscellaneous expenses for 2003 will be approximately $20,000. In addition, the Company has borrowed $50,000 from a financial institution, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002. The Company currently does not have the funds to repay this loan, and the financial institution has instituted legal action against the Company and Mr. Lunan, as guarantor, to enforce repayment of the loan and to take possession of certain inventory of the Company securing the loan. See the section entitled “Financing of the Company”, above for a discussion of this loan. If 2003 revenues do not increase, the Company will seek the funds necessary to remain operational through a private offering of its securities. There can be no assurance, however, that the Company will be able to successfully raise these funds through a private offering of its securities or otherwise.

We also plan to expand our operations in Kingsport, Tennessee. The lessor of our Kingsport facility has agreed to add an additional 3,000 square feet to the facility when needed. The lessor will bear all the costs of this expansion but will charge additional rent once the expanded space is in use. We first plan, subject to the availability of capital, to add approximately $100,000 in inventory to the present approximately $380,000 in inventory we have in our Kingsport facility to offer a more complete line of equipment, helmets and soft goods. We plan next to add approximately $30,000 in plant equipment (benches, lifts, a milling machine and a drill press) to eliminate the present practice of subcontracting all our machine work. Should the above plans be realized, we would add approximately seven employees to our Kingsport payroll at an approximate cost to the Company of $5,000 per week. We plan to raise the funds necessary to expand our Kingsport operations through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to expand our Kingsport operations during this time frame or possibly at all.

In addition, we plan to open a second facility from which to conduct our business in Phoenix, Arizona, subject to the availability of additional capital. We estimate that it will cost us $1,000,000 to open a second location with $500,000 of such amount being used for inventory and $150,000 of such amount being used for equipment and leasehold improvements. Of the remaining $350,000, $75,000 would be used for advertising, and the balance of $275,000 would be used for working capital. Working capital initially would be used to pay for the cost of employees for the second facility, which is estimated to be $5,000 per week and the cost of renting the real property on which the facility would be located, which is estimated to be between $15,000 and $20,000 per month. We also plan to raise the funds necessary to open a second location through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to open a second location during this time frame or possibly at all.

Going Concern Issue

Until we are able to raise capital for expansion, We will continue business in our single facility in Tennessee. The Company’s independent auditor has identified a substantial doubt about our ability to continue as a going concern. A failure to achieve positive cash flow by the end of 2003 could be fatal to the Company. We have no expectation that the Lunans will be able to provide additional capital to the Company as they have in the past, other than the contribution of their personal services.

ITEM 7.	FINANCIAL STATEMENTS

BAD TOYS, INC.

FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

YEARS ENDED DECEMBER 31, 2002 AND 2001

BAD TOYS, INC.

T. Alan Walls, CPA, P.C.

3119 Bristol Highway, Suite 104

Johnson City, Tennessee 37601

Telephone: (423) 854-9908

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Bad Toys, Inc.

Kingsport, TN

I have audited the accompanying balance sheets of Bad Toys, Inc. as of December 31, 2002 and 2001 and the related statements of income (losses), cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

My audits were conducted in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bad Toys Inc. as of December 31, 2002 and 2001 and the results of operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

T. Alan Walls, CPA, P.C.

Johnson City, Tennessee

March 22, 2003

Bad Toys, Inc.

Balance Sheets

December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,618	$2,605
Accounts Receivable	485	2,735
Inventory	380,921	313,234
Prepaid Expenses	8,166	5,025

Total Current Assets	395,190	323,599

Property and Equipment:
Property and Equipment, net of Depreciation	62,882	102,061

Other Assets:
Utility Deposits	280	280

Total Other Assets	280	280

TOTAL ASSETS	$458,352	$425,940

See accompanying notes to financial statements.

Bad Toys, Inc.

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$41,373	$22,012
Wages Payable	36,000	59,000
Sales Tax Payable	2,850	1,250
Payroll Taxes Payable	36,280	19,422
Note Payable	48,286	50,000

Total Current Liabilities	164,789	151,684

Noncurrent Liabilities:
Note Payable—Shareholder	140,245	953,519

TOTAL LIABILITIES	$305,034	$1,105,203

Stockholders’ Equity (Deficit):
Common Stock, $.01 par value; 40,000,000 Authorized; 6,010,200 and 5,610,200 shares issued and outstanding at December 31, 2002 and 2001, respectively.	60,102	56,102
Preferred Stock, $1.00 par value; 908,888 and -0- issued and outstanding at December 31, 2002 and 2001, respectively.	908,888	-0-
Additional Paid—in Capital	1,283,698	1,051,270
Accumulated Deficit	(2,099,370)	(1,786,635)

Total Stockholders’ Equity (Deficit)	153,318	(679,263)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$458,352	$425,940

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Income (Losses)

Years Ended December 31, 2002 and 2001

	2002	2001
REVENUES:
Sales	$104,376	$204,568
Cost of Sales	77,277	255,012

Gross Profit (Loss)	27,099	(50,444)

COSTS AND EXPENSES:
General and Administrative Expenses	226,269	314,339

Income (Loss) from Operations before interest expense	(199,170)	(364,783)

Other Income/Expense:
Interest expense	(113,565)	(92,117)

Net Loss	$(312,735)	$(456,900)

BASIC and Diluted EARNINGS/(LOSS) PER COMMON SHARE	$(.06)	$(.08)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Years Ended December 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(312,735)	$(456,900)
Adjustments to Reconcile Net Loss to Net Cash Used For Operating Activities:
Depreciation and Amortization	45,651	44,357
Interest Expense	113,565	-0-
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	2,250	(2,735)
(Increase) Decrease in Prepaid Expenses and Other Assets	(3,141)	5,801
(Increase) Decrease in Inventories	11,004	58,338
Increase (Decrease) in Accounts Payable and Accrued Liabilities	14,819	53,246

Total Adjustments	184,148	159,007

Net Cash Used For Operating Activities	(128,587)	(297,893)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Years Ended December 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payments for the Purchase of Property	$(6,472)	$(7,652)

Net Cash Provided by (Used for) Investing Activities	(6,472)	(7,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(1,714)	-0-
Proceeds from Shareholder Debt-Net	139,786	209,398
Proceeds from Issuance of Common Stock	-0-	91,000

Net Cash Provided by (Used for) Financing Activities	138,072	300,398

Net Cash Increase (Decrease)	3,013	(5,147)
Cash, Beginning	2,605	7,752

Cash-Ending	$5,618	$2,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$-0-	$4,750

Non-cash transactions:

Reference Notes 1, 6 and 7

Preferred Stock cancelled in exchange for inventory. Reference Note 6.

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2002 and 2001

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period—January 1, 2001	-0-	$-0-	4,680,000	$46,800	$969,572	$(1,329,735)	$(313,363)
Net Loss						(456,900)	(456,900)
Issuance of Common Stock	-0-	-0-	930,200	9,302	81,698		91,000

Balance—December 31, 2001	-0-	-0-	5,610,200	56,102	1,051,270	(1,786,635)	(679,263)
Net Loss						(312,735)	(312,735)
Issuance of Preferred Stock for debt reduction	1,027,000	1,027,000			36,428		1,063,428
Cancelled preferred for inventory	(18,112)	(18,112)					(18,112)
Conversion preferred to Common Stock	100,000	(100,000)	200,000	2,000	98,000		-0-
Conversion of Debt to Common Stock	-0-	-0-	200,000	2,000	98,000		100,000

Balance December 31, 2002	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,099,370)	$153,318

See accompanying notes to financial statements.

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies of Bad Toys, Inc (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company operates a custom motorcycle manufacturing and service facility in Kingsport, Tennessee. The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week. The Company has developed a line of custom motorcycles for the upscale retail market. Several of these motorcycles have been constructed.

The Company, BTMC, Inc. was organized and incorporated in the State of Nevada on June 1, 2000 and began business on August 23, 2000. BTMC, Inc. then changed its name to Bad Toys, Inc. once it began operations. The Company is the successor to a motorcycle business, which was founded by the majority shareholder and was previously operated within another corporate entity, which also used the corporate name of Bad Toys, Inc.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are carried at cost. For financial statement and federal income tax purposes, depreciation is computed using the straight line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using rates based on the following useful lives:

Years
Leasehold Improvements	5 years
Machinery and Equipment	3 to 10 years
Furniture and Fixtures	3 to 10 years

Depreciation expense for the years ended December 31, 2002 and 2001 is $45,651 and $44,357, respectively.

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The sales revenues are primarily derived from an area encompassing a two hundred mile radius of Kingsport, Tennessee. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

NOTE 2. INVENTORY:

	December 31, 2002	December 31, 2001
Parts for resale	$133,092	$110,468
Work in Process	46,617	10,551
Finished Goods	201,212	192,215

	$380,921	$313,234

NOTE 3. PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	December 31, 2002	December 31, 2001
Equipment	$34,665	$32,193
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	108,893	104,893

	206,034	199,562
Less Accumulated Depreciation	(143,152)	(97,501)

Property and equipment—net	$62,882	$102,061

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT:

Notes Payable consist of the following:

	December 31, 2002	December 31, 2001
Bank note payable, interest rate 5.25% secured by stock, title, inventory Maturity June 30, 2002	$48,286	$50,000

Long term debt consist of the following:

Unsecured Notes Payable to stockholder due January 1, 2004 with interest at 10.0%, convertible to common stock at $0.10 per share	$140,245	$953,519

NOTE 5. INCOME TAXES:

The Company has loss carryforwards totaling $912,160 that may be offset against future taxable income. If not used the carryforwards will expire as follows:

Operating Losses
Year 2020	$142,525
Year 2021	456,900
Year 2022	312,735

$912,160

Components-Current and Deferred

	2002	2001
Current	$-0-	$-0-
Deferred benefit	273,648	179,827
Valuation Allowance	(273,648)	(179,827)

Total	$-0-	$-0-

Deferred taxes are recognized for the temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to operating loss carryforwards. The Company does not have any indication that the net operating loss carryforward will be realized. Therefore, a deferred tax asset has been recorded. However, a valuation allowance has been recorded to reflect a net deferred tax asset of $-0- as of December 31, 2002 and 2001.

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 6. RELATED PARTY TRANSACTIONS:

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes. Net loans from shareholders amounted to $140,245 and $953,519 as of December 31, 2002 and 2001, respectively.

2.	The Company leases its facilities from a minority stockholder as described in Note 7.

3.	The Majority shareholder of the Company converted Note payable to the shareholder into $1.00 par value Preferred Stock which is convertible to Common Stock at a ratio of 1:10. The transaction converted $1,063,428 of debt to shareholder into Preferred Stock. An amount of $18,112 was cancelled by the Company in exchange for inventory stock.

4.	The majority shareholder converted shareholder debt to Common Stock in the amount of $100,000 for 200,000 shares of Common Stock.

5.	The majority shareholder converted Preferred Stock to Common Stock in the amount of $100,000 for 200,000 shares of Common Stock.

NOTE 7. LEASING ARRANGEMENTS:

The Company conducts its operations from facilities that are leased under an operating lease expiring in December 31, 2003. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. The Lessor has received shares of stock of the predecessor Company transferred to Mycom, Inc., predecessor company as described in Note 1, as prepaid rent for the term of the lease. The Lessor has also received 100,000 shares at $.10 per share of the newly formed company as prepaid rent. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by the majority shareholder of the Company.

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 7. LEASING ARRANGEMENTS (CONTINUED):

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2002:

Year Ending December 31	Amount
2002	$21,000

$21,000

Rental expense for the periods ended December 31, 2002 and 2001 was $20,360 and $20,040, respectively.

NOTE 8. OPERATING AND CASH FLOW DEFICITS:

The Company has experienced significant adversity during its existence. As a result, the Company has a cumulative operating deficit of $2,099,370, and current liabilities, exceeds cash and current receivables by $158,686, at December 31, 2002. Management is anticipating additional changes to generate a capital inflow in 2003. While the proposed capital injection as well as potential conversions of debt to common stock, do project to improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

NOTE 9. LOSS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number off common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles the amounts reported in the financial statements:

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Loss Per-Share Amount
Income (loss) from continuing operations	$(312,735)	5,611,296	$(.06)
Effect of dilutive securities:

Convertible Preferred Stock	—	9,088,880	—
Convertible related party debt	—	1,402,450	—

Income (loss) available to common Stockholders-dilutive earnings per share (Other potential common stock is anti-dilutive)	$(391,426)	16,102,626

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 9. LOSS PER SHARE (CONTINUED)

	For the Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Loss Per-Share Amount
Income (loss) from continuing operations	$(456,900)	5,377,650	$(.08)
Effect of dilutive securities:

Convertible related party debt	—	9,535,190	—

Income (loss) available to common Stockholders-dilutive earnings per share (Other potential common stock is anti-dilutive)	$(456,900)	14,912,840

During 2002 and 2001, the Company had Unsecured Notes Payable to Shareholders which was convertible to common stock at $.10 per share.

The Unsecured Notes Payable to Shareholders was still outstanding at December 31, 2002.

NOTE 10. ACCUMULATED DEFICIT

The Company, BTMC, Inc. was organized and incorporated in the State of Nevada on June 1, 2000 and began business on August 23, 2000. BTMC, Inc. then changed its name to Bad Toys, Inc. once it began operations. The Deficit Accumulated for the newly organized company has been adjusted to reflect the total amount of accumulated deficit as of December 31, 1999 in the amount of ($939,340) created by the predecessor Company.

NOTE 11. PREFERRED STOCK

Purchase price of preferred stock is $1.00 per share with dividend rate of 10% per annum on a cumulative basis. Preferred Stock has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the company at $1.00 per share plus accumulated dividends.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, Messrs. Lunan, Warren and Hubbard failed to timely file Initial Statements of Beneficial Ownership on Form 3 during fiscal year 2002. All three individuals made the required Form 3 filing in 2003. Additionally, Mr. Lunan did not timely file a Form 4 reflecting the purchase of shares of common stock pursuant to the conversion of certain preferred stock in December of 2002. Mr. Lunan filed the delinquent Form 4 in 2003.

The following table sets forth the names and ages of our directors and the positions they hold:

NAME	AGE	POSITION
Larry Lunan	61	Chairman of the Board of Directors, President and Chief Executive Officer
Roger A. Warren	38	Director, Vice President and Chief Financial Officer
Clinton L. Hubbard	51	Director

LARRY N. LUNAN. Mr. Lunan founded Bad Toys, Inc., the Company’s Predecessor, in April 1995, but has devoted his full-time efforts to the business since mid-1994. Mr. Lunan has been an active motorcycle hobbyist since the mid-1950s. Mr. Lunan received a certified public accountant certificate in 1968 and was an accountant with Haskins & Sells from 1967 to 1971. From 1971 to 1975 Mr. Lunan was a controller and vice president of finance for Arcata Book Group, a subsidiary of Arcata Corporation. From 1982 until July 1994 he was employed as president of Fors Capital Corporation, a wholly-owned business consulting firm. In this capacity he was active in development-stage companies and capital formation.

ROGER A. WARREN. Mr. Warren is a C.P.A. for Stafford & Warren, a C.P.A. firm specializing in small, start-up, and development-stage companies. Client industries served include manufacturing enterprises, real estate, professional service corporation, mining operations, and environmental clean-up. Mr. Warren was an accountant with Arthur Young & Co. from 1986 to 1990 and received a certified public accounting certificate in 1990. He then practiced accountancy as a sole proprietor from 1990 until 1998, when he combined his practice with Stafford & Associates to form Stafford & Warren. Mr. Warren served as Chief Financial Officer and as a director of Bad Toys since August 2000.

CLINTON L. HUBBARD. Mr. Hubbard is a practicing lawyer in Irvine, California, specializing in business and real estate matters. He was admitted to the Colorado Bar in 1974 and to the California Bar in 1978. Mr. Hubbard was also the Executive Vice-President for Sales and Marketing for Pleion Corporation, a medium size office equipment manufacturing company. His background also includes service in the United States Marine Corps as an infantry officer, and as a judge advocate and military judge following law school, retiring from the reserves as a Lieutenant Colonel in 1990. Mr. Hubbard has served as a director of the Company since August 2000. Mr. Hubbard is also a director of Blue Book International HLDG, a public company within the meaning of the Securities Exchange Act of 1934, as amended.

Executive Officers

The experience of all of our executive officers is described above.

ITEM 10.	EXECUTIVE COMPENSATION

The following table is a summary of the compensation earned for the last three fiscal years for services in all capacities by each of the persons who qualified as a “named executive officer” under item 402(a)(3) of Regulation S-B.

Long-Term Compensation
	Annual Compensation				Awards	Payouts
Name and Principal Position(2)	Year	Salary	Bonus ($)	Other Annual Compen- sation ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Com- pensation ($)
Larry N. Lunan President and Chief Executive Officer	2002 2001 2000	72,000 72,000 72,000	— — —	— — —	— — —	— — —	— — —

Roger A. Warren(1) Vice President and Chief Financial Officer	2002	(1)	—	—	—	—	—

(1)	The amount paid to Mr. Warren as compensation was less than the minimum dollar amount required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B.
(2)	There are only two Named Executive Officers within the meaning of Item 402(a)(2) of Regulation S-B.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 10, 2003, relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director, director nominee and executive officer and, (c) all officers and directors as a group. We had 6,010,200 shares outstanding as of June 10, 2003.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Larry N. Lunan(3)(4) 2344 Woodridge Avenue, Kingsport, TN 37664	12,194,501	85.8%

Susan H. Lunan(3)(5) 2344 Woodridge Avenue, Kingsport, TN 37664	12,194,501	85.8%

Roger A. Warren 17130 Redhill Avenue, Irvine, CA 92714	50,000.83%

Clinton L. Hubbard(6) 10 Rivera, Cote De Casa, CA 92679	250,000	4.09%

Al Kau(7) 2344 Woodridge Avenue, Kingsport, TN 37664	450,000	7.18%

Aaron Shrira(8)	416,000	6.69%

All officers and directors as a group (3 persons)(9)	12,494,501	87.3%

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. See Footnote 3.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from June 10, 2003, upon the conversion of preferred stock. Each beneficial owner’s percentage ownership is determined by assuming that such preferred stock held by such person and which are convertible within 60 days from June 10, 2003 have been converted.
(3)	Larry and Susan Lunan are husband and wife. Each disclaims beneficial ownership of the other’s shares of Bad Toy common stock and preferred stock. Mr. Lunan owns 2,310,586 shares of common stock and 409, 444 shares of preferred stock and Mrs. Lunan owns 1,695,035 shares of common stock and 409,444 shares of preferred stock. Each share of preferred stock is convertible into 10 shares of common stock.
(4)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Mr. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Ms. Lunan.
(5)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Ms. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Mr. Lunan.
(6)	Includes 100,000 shares of common stock obtainable upon conversion of preferred stock held by Mr. Hubbard.
(7)	Includes 250,000 shares of common stock obtainable upon conversion of preferred stock held by Mr. Kau.
(8)	Includes 400,000 shares of common stock obtainable upon conversion of preferred stock held by Mr. Shrira.
(9)	Includes 8,288,880 shares of common stock obtainable upon conversion of preferred stock owned by officers and directors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, that involve amounts in excess of $60,000 to which the Company was or is to be a party in which any director, executive officer, beneficial owner of more than five percent of the Company’s common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On August 23, 2000, the Company assumed $986,000 in loans, and took control of all motorcycle-related assets from the Company’s Predecessor, the former Bad Toys, Inc. Between August 24, 2000 and March 31, 2001, the Company retired approximately $468,000 in debt owed principally to our majority shareholders, Larry N. and Susan H. Lunan, through the issuance of 3,605,621 shares of common stock to the Lunans at a price of $.10 per share and the issuance of 1,074,443 shares to others at a price of $.10 per share. The majority of these shares (4,669,478 shares) were issued on August 24, 2000 and the remaining shares (10,586 shares) were issued on March 31, 2001. On March 31, 2002, the Company converted the balance of the $500,000 in loans assumed from the Company’s Predecessor into 500,000 shares of preferred stock, at a price of $1.00 per share, which shares were primarily issued to the Lunans. From August 24, 2000 to December 31, 2002, the Company borrowed an additional $768,900 from the Lunans and friends and family of the Lunans. Also on March 31, 2002, the Company converted into 527,000 shares of its preferred stock $527,000 of the $768,900 owed to the Lunans and friends and family of the Lunans. On December 31, 2002, the Company converted into 200,000 shares of its common stock $100,000 of debt owed to the Lunans at a price of $.50 per share. Thereafter, as of December 31, 2002, the Company owed the Lunans $140,245 and did not owe any money to friends and family of the Lunans. In addition, the Company has spent $70,000 on legal fees in connection with the Lunans’ litigating a $300,000 claim against Mycom Group, Inc. in connection with a merger between Mycom Group, Inc. and the Company’s Predecessor that occurred in August, 2000. If the Lunans receive any money as a result of this claim, such money will be contributed to the Company as additional capital.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the last quarter of the period covered by this report.

Exhibit No.	Description

2	Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2 to the registrant’s Form 10 is hereby incorporated herein by reference

2.1	Amendment to Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.1 to the registrant’s Form 10 is hereby incorporated herein by reference.

2.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.2 of the registrant’s Form 10 is hereby incorporated herein by reference.

2.3	Articles of Amendment to Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.3 to the registrant’s Form 10, is hereby incorporated herein by reference.

2.4	By-Laws of Bad Toys, Inc., previously filed as Exhibit 2.4 to the registrant’s Form 10, is hereby incorporated herein by reference.

*99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed Herewith

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kingsport, State of Tennessee on June 16, 2003.

BAD TOYS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 16, 2003.

Signature	Title
/s/ Roger A. Warren Rober A. Warren	Treasurer and Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Larry N. Lunan Larry N. Lunan	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clinton L. Hubbard Clinton L. Hubbard	Director

CERTIFICATIONS PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Larry N. Lunan, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bad Toys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003	// Larry N. Lunan
Larry N. Lunan President, Chief Executive Officer and Chairman of the Board of Directors

I, Roger A. Warren, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bad Toys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003	/s/ Roger A. Warren
Roger A. Warren Vice-President, Chief Financial Officer and Director