Form 10QSB
period 2003-03-31
BAD TOYS INC
filed 2003-06-19
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 (First quarter of fiscal 2003)

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

Commission File No. 0-50059

BAD TOYS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	94-3371514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

2344 Woodridge Avenue

Kingsport, Tennessee 37664

(Address of Principal Executive Offices)

(423) 247-9560

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of June 10, 2003, 6,010,200 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

BAD TOYS, INC.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

BAD TOYS, INC.

FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

BAD TOYS, INC.

T. Alan Walls, CPA, P.C.

3119 Bristol Highway, Suite 104

Johnson City, Tennessee 37601

(423) 854-9908

The Board of Directors

Bad Toys, Inc.

Kingsport, TN

I have reviewed the accompanying balance sheets of Bad Toys, Inc. as of March 31, 2003 and 2002 and the related statements of income(loss), cash flows and changes in stockholders’ equity for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Bad Toys, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

T. Alan Walls, CPA, P.C.

Johnson City, Tennessee

May 27, 2003

Bad Toys, Inc.

Balance Sheets

March 31, 2003 and 2002

ASSETS
	2003	2002
Current Assets:
Cash and Cash Equivalents	$8,047	$2,823
Accounts Receivable	31,235	2,735
Inventory	347,447	317,808
Prepaid Expenses	6,636	3,034

Total Current Assets	393,365	326,400

Property and Equipment:	52,220	93,227

Property and Equipment, net of Depreciation
Other Assets:

Other Assets	0	0
Utility Deposits	280	280

Total Other Assets	280	280

TOTAL ASSETS	$445,865	$419,907

See accompanying notes to financial statements.

Bad Toys, Inc.

Balance Sheets

March 31, 2003 and 2002

Liabilities and Stockholders’ Equity
	2003	2002
Current Liabilities:
Accounts Payable	$32,364	$13,011
Customer Security Deposits	0	0
Wages Payable	54,000	0
Sales Tax Payable	3,694	1,446
Payroll Taxes Payable	40,372	21,598
Note Payable	48,285	50,000

Total Current Liabilities	178,715	86,055

Noncurrent Liabilities:
Note Payable-Officer	189,695	37,238

TOTAL LIABILITIES	$368,410	$123,293

Stockholders’ Equity:
10% Cumulative Preferred Stock, $1.00 par value; 908,888 and 1,027,000 issued and outstanding at March 31, 2003 and 2002, Convertible 1:10 to common stock.	908,888	1,027,000
Common Stock, $.01 par value; 40,000,000 Authorized; 6,010,200 and 5,610,200 shares issued and outstanding at March 31, 2003 and 2002 respectively	60,102	56,102
Additional Paid-in Capital	1,283,698	1,087,698
Retained Earnings	(2,175,233)	(1,874,186)

Total Stockholders’ Equity	77,455	296,614

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,865	$419,907

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Income

Three Months Ended March 31, 2003 and 2002

	March 31, 2003	March 31, 2002
REVENUES:
Sales	$57,469	$10,362
Cost of Sales	60,218	24,020

Gross Profit (Loss)	(2,749)	(13,658)

COSTS AND EXPENSES:
General and Administrative Expenses	45,276	48,450

Income (Loss) from Operations before interest expense	(48,025)	(62,108)
Other Income/Expense:
Interest income	3	0
Interest expense	(27,841)	(25,443)

Net Income (Loss)	$(75,863)	$(87,551)

BASIC EARNINGS/(LOSS) PER COMMON SHARE	$(.01)	$(.02)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(75,863)	$(87,551)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,412	8,835
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(30,750)	0
(Increase) Decrease in Prepaid Expenses and Other Assets	1,530	1,991
(Increase) Decrease in Inventories	33,474	(4,574)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,073	11,372

Total Adjustments	19,739	17,624

Net Cash Provided by (used for) Operating Activities	(56,124)	(69,927)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payments for the Purchase of Property	$(750)	$(0)

Net Cash Provided by (Used for) Investing Activities	(750)	(0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Equipment Loans	0	0
Proceeds from Issuance of Note Payable	0	0
Proceeds from Shareholder Debt-Net	62,098	70,145
Proceeds from Issuance of Common Stock	0	0

Net Cash Provided by (Used for) Financing Activities	62,098	70,145

Net Cash Increase (Decrease)	5,224	218
Cash, Beginning	2,823	2,605

Cash-Ending	$8,047	$2,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$0	$25,443

Non-Cash Transactions:

Reference Notes 1, 6 and 7

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2003 and 2002

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period— January 1, 2002	0	$0	5,610,200	$56,102	$1,051,270	$(1,786,635)	$(679,263)
Net Loss						(87,551)	(87,551)
Issuance of Preferred Stock	1,027,000	1,027,000			36,428		1,063,428

Balance-March 31, 2002	1,027,000	1,027,000	5,610,200	56,102	1,087,698	(1,874,186)	296,614
Balance at beginning of period— January 1, 2003	908,888	908,888	6,010,200	60,102	1,283,698	(2,099,370)	153,318
Net Loss						(75,863)	(75,863)
Balance—March 31, 2003	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,175,233)	$77,455

See accompanying notes to financial statements.

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

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

Depreciation expense for the periods ended March 31, 2003 and 2002 is $11,412 and $8,835, respectively.

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

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

NOTE 2.    INVENTORY:

	2002	2002
Parts for resale	$65,990	$115,042
Work in Process	10,551	10,551
Finished Goods	270,906	192,215

	$347,447	$317,808

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

NOTE 3.    PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	2003	2002
Equipment	$35,415	$32,193
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	108,893	104,893

	206,784	199,562
Less Accumulated Depreciation	(154,564)	(106,335)

Property and equipment—net	$52,220	$93,227

NOTE 4.    NOTES PAYABLE:

Notes Payable consist of the following:

	March 31, 2003	March 31, 2002
Bank note payable, interest rate 5.25% secured by stock, title, inventory Maturity June 30, 2002	$48,285	$50,000

Long term debt consist of the following:

Unsecured Notes Payable to stockholder due January 1, 2004 with interest at 10.0%, convertible to common stock at $0.10 per share	$189,695	$37,238

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

NOTE 5.    INCOME TAXES:

The Company has loss carryforwards totaling $988,023 that may be offset against future taxable income. If not used the carryforwards will expire as follows:

Operating Losses
Year 2019	$75,863
Year 2020	142,525
Year 2021	456,900
Year 2022	312,735

$988,023

Components-Current and Deferred

	2003	2002
Current	$0	$0
Deferred benefit	296,407	257,155
Valuation Allowance	(296,407)	(257,155)

Total	$0	$0

Deferred taxes are recognized for the temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to operating loss carryforwards. The Company does not have any indication that the net operating loss carryforward will be realized. Therefore, a deferred tax asset has been recorded. However, a valuation allowance has been recorded to reflect a net deferred tax asset of $-0- as of March 31, 2003 and 2002.

NOTE 6.    RELATED PARTY TRANSACTIONS:

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes. Net loans from shareholders amounted to $189,695 and $ 37,238 as of March 31, 2003 and 2002, respectively.
2.	The Company leases its facilities from a minority stockholder as described in Note 7.
3.	The Majority shareholder of the Company converted Note payable to the shareholder into $1.00 par value Preferred Stock which is convertible to Common Stock at a ratio of 1:10. The transaction converted $1,063,428 of debt to shareholder into Preferred Stock. An amount of $18,112 was cancelled by the Company in exchange for inventory stock.

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

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

NOTE 7.    LEASING ARRANGEMENTS (CONTINUED):

The following is a schedule of future minimum rental payments required under the above operating lease as of March 31, 2003:

Period Ending March 31, 2003	Amount
$21,000

$21,000

Rental expense for the periods ended March 31, 2003 and 2002 was $5,250 and $5,250, respectively.

NOTE 8.    PREFERRED STOCK

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:1 ratio. It is redeemable by the company at $1.00 per share plus accrued interest.

NOTE 9.    OPERATING AND CASH FLOW DEFICITS:

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

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $2,175,233, and current liabilities, exceeds cash and current receivables by $139,433, at March 31, 20031. Management is anticipating additional changes to generate a capital inflow in 2003. While the proposed capital injection as well as potential conversions of debt to common stock, do project to improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

NOTE 10.    EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number off common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles the amounts reported in the financial statements:

	For the Three Months Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income from continuing operations	$(75,863)	6,010,200	$(.01)
Effect of dilutive securities:

Convertible Preferred Stock	—	9,088,880	—
Convertible related party debt	—	1,896,950	—

Income available to common Stockholders-dilutive earnings per share	$(75,863)	16,996,030

(Other potential common stock is anti-dilutive)

	For the Three Months Ended March 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income from continuing operations	$(87,551)	5,610,200	$(.02)

Effect of dilutive securities:
Convertible Preferred Stock	—	10,270,000	—
Convertible related party debt	—	372,380	—

Income available to common Stockholders-dilutive earnings per share	$(87,551)	16,252,580

(Other potential common stock is anti-dilutive)

During 2003 and 2002, the Company had Unsecured Notes Payable to Shareholders which was convertible to common stock at $.10 per share. The Unsecured Notes Payable to Shareholders was still outstanding at March 31, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Special Notes Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation and elsewhere in this Form 10-QSB constitute forward-looking statements which we believe are within the meaning of the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes” “expects” “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Some of the risk that should be considered include failure to raise additional capital; general economic and business conditions; the fact that Bad Toys competes with numerous well established competitors who have substantially greater resources and longer operating histories than Bad Toys; and need for improvement in sales.

Introduction

Bad Toys, Inc. (“Bad Toys” or the “Company”) was incorporated on June 1, 2000 in the State of Nevada under the name BTMC, Inc. The Company changed its name to Bad Toys, Inc. before it commenced operations in early September, 2000. Bad Toys is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan, and was previously conducted under another corporate entity which also used the name Bad Toys, Inc. Bad Toys manufactures for sale V-twin motorcycles from component parts, maintains a customizing and motorcycle servicing operation and special orders premium accessories, parts, customizing items and apparel related to Harley-Davidson motorcycles.

Discussion of Operations Comparing the Quarter Ended March 31, 2003 and March 31, 2002

Revenues.

Revenues for the quarter ended March 31, 2003 were $57,469, which was an increase of $47,106 when compared with revenue for the quarter ended March 31, 2002 of $10,362. The increase is due to the sale of a Phoenix motorcycle during the quarter ended March 31, 2003.

Cost of Sales.

The increase in the Company’s cost of sales for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 in the amount of $36,198, was directly related to the increase in revenues of approximately $47,106 for the quarter ended March 31, 2003.

General And Administrative Expenses.

Comparing general and administrative expenses for the quarter ended March 31, 2003 to the quarter ended March 31, 2002, the total decrease of $3,174 was due principally to lower cost of utilities and bank service charges offset by an increase in depreciation expense of $2,577.

Liquidity and Cash Flow

Cash and cash equivalents increased from $2,823 for the quarter ended March 31, 2002 to $8,047 for the quarter ended March 31, 2003, primarily due to loans from shareholders. Management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. Bad Toy’s management believes that it will need to raise approximately $150,000 to $200,000 to cover expenses for the year 2003. Bad Toys has funded its cash needs over the period covered by this Form 10-QSB with cash on hand, revenues, and loans from shareholders.

ITEM 3.    CONTROL AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A financial institution from which Bad Toys borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, has instituted legal action against the Company and Larry N. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company has filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by the Company and pledged to the bank as additional security for the loan. This litigation is pending in the Law Court for Sullivan County at Kingsport, Tennessee. Approximately $47,000 of the principal amount of this loan remains outstanding. The Company currently does not have the funds to repay this loan. There can be no assurance that the Company will be successful in defending the financial institution’s claim or pursuing the Company’s counterclaim for damages.

The Company’s majority shareholders, Larry N. Lunan and Susan H. Lunan, have filed a $300,000 claim against Mycom Group, Inc., a Ohio corporation, in connection with a merger that occurred in August, 2000, between Mycom Group, Inc. and the Company’s Predecessor, pursuant to which Mycom Group, Inc. acquired the Predecessor Company’s corporate shell for use in an unrelated business. Pursuant to the terms of the merger transaction, the Predecessor Company’s custom motorcycle and manufacturing business and all of the Predecessor Company’s assets associated with such business were transferred to the Lunans, the former majority shareholders of the Predecessor Company, in exchange for the Lunans’ cancellation of $654,212 in debt owed to them by the Predecessor Company and the Lunans’ assumption of all other unpaid debt of the Predecessor Company. Thereafter, the Lunans transferred these assets to the Company in exchange for the Company’s assumption of all liabilities related to the Predecessor Company’s motorcycle business that had been assumed by the Lunans. The Lunans believe that as a part of that transaction Mycom Group, Inc. was to have paid the Lunans $300,000 as reimbursement for certain costs paid for by the Lunans in connection with the merger transaction, which reimbursement did not occur. This litigation is pending in the United States District Court for the Southern District of Ohio. The Lunans have also filed a malpractice claim against an attorney who advised the Predecessor Company in connection with this merger seeking damages in the amount of $300,000. There can be no assurance that the Lunans will be successful in pursuing either claim

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1    Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS, INC. (Registrant)

June 17, 2003	/s/ Larry N. Lunan

Larry N. Lunan, Chairman of the Board of Directors

June 17, 2003	/s/ Larry N. Lunan

Larry N. Lunan, President and Chief Executive Officer (Principal Executive Officer)

June 17, 2003	/s/ Roger A. Warren

Roger A. Warren, Treasurer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Larry N. Lunan, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bad Toys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

/s/ Larry N. Lunan

Larry N. Lunan, President

and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Roger A. Warren, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bad Toys, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

/s/ Roger A. Warren

Roger A. Warren, Treasurer and

Chief Financial Officer,

(Principal Financial Officer)