Form 10KSB/A
period 2002-12-31
BAD TOYS INC
filed 2003-07-16
CIK 1200268

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

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

We hope to open a second location in Phoenix, Arizona during 2003. We estimate that it will cost us $1,000,000 to open a second location with $500,000 of such amount being used for inventory and $150,000 of such amount being used for equipment and leasehold improvements. Of the remaining $350,000, $75,000 would be used for advertising, and the balance of $275,000 would be used for working capital, including the cost of employees for the second facility, which is estimated to be $5,000 per week. We plan to raise the funds necessary to open a second location through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to open a second location during this time frame or possibly at all. Other than conducting the research necessary to determine how much we estimate it will cost to open a second location, we have not taken any steps towards opening this location and will not do so until we raise the necessary funds.

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

Purchasing and rebuilding used motorcycles for resale will require a constant advertising campaign for used motorcycles conducted in trade magazines and in high-circulation magazines for Harley-Davidson riders. We do not now have funds available to allocate to the purchase of used bikes or to do the necessary advertising. We anticipate spending approximately $7,000 to $14,000 to acquire a used Harley-Davidson motorcycle and an additional $2,500 to $7,500 to recondition the motorcycle for resale. Although we hope to commence this activity in 2003, opening a second motorcycle shop and store in Phoenix, Arizona is our primary focus and, we believe, more critical to the success of our business than buying used bikes and reconditioning them for resale.

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

Advertising

As of the date of this report, our advertising is limited to our Internet home page and the advertising of our Phoenix-model motorcycle in the Atlas Pro Magnum catalog. Over the next six months, we propose to develop an advertising program consisting of:

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

The original term of the lease expired in December, 2002, and the Company now leases the facility on a month to month basis. The Company believes it will be able to negotiate a longer term lease with the lessor of the property, but there can be no assurance that the Company will be able to negotiate a longer term lease over the next several months or at all. In the event the Company is unable to negotiate a longer term lease and is required to relocate to a new facility, the Company’s short term operations would be negatively effected, but the Company does not believe that a relocation alone would be fatal to its long term operations.

The month to month lease is with a shareholder of the Company at rates we believe are competitive in the area for similar space. The original term of the lease was partially paid through the issuance of 100,000 shares of the Company’s restricted common stock, at an issue price of $.10 per share, to the lessor of the property. Accordingly, total consideration paid to the lessor in stock was $10,000. We currently pay the lessor $1,500 in cash per month as rent. We also pay $250 per month to Larry N. Lunan, one of our majority shareholders for use of additional office space owned by Mr. Lunan.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating. A financial institution from which the Company has borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, has instituted legal action against the Company and Larry N. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company has filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by Susan H. Lunan and pledged to the bank as additional security for the loan. This litigation is pending in the Law Court for Sullivan County at Kingsport, Tennessee. Approximately $47,000 of the principal amount of this loan remains outstanding. The Company currently does not have the funds to repay this loan. There can be no assurance that the Company will be successful in defending the financial institution’s claim or pursuing the Company’s counterclaim for damages.

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

Between August 24, 2000 and March 31, 2001, the Company retired approximately $468,000 in debt owed principally to our majority shareholders, Larry N. and Susan H. Lunan, through the issuance of 3,605,621 shares of common stock to the Lunans at a price of $.10 per share and the issuance of 1,074,443 shares to others at a price of $.10 per share. The majority of these shares (4,669,478 shares) were issued on August 24, 2000 and the remaining shares (10,586 shares) were issued on March 31, 2001. On March 31, 2002, the Company converted the balance of the $500,000 in loans assumed from the Company’s Predecessor into 500,000 shares of preferred stock, at a price of $1.00 per share, which shares were primarily issued to the Lunans. From August 24, 2000 to December 31, 2002, the Company borrowed an additional $768,900 from the Lunans and friends and family of the Lunans. Also on March 31, 2002, the Company converted into 527,000 shares of its preferred stock $527,000 of the $768,900 owed to the Lunans and friends and family of the Lunans. On December 31, 2002, the Company converted into 200,000 shares of its common stock $100,000 of debt owed to the Lunans at a price of $.50 per share. Thereafter, as of December 31, 2002, the Company owed the Lunans $140,245 and did not owe any money to friends and family of the Lunans. During the three month period ended March 31, 2003, the Company borrowed an additional $49,450 from the Lunans, increasing the total amount owed to the Lunans as of March 31, 2003 to $189,695.

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

The 2001 shortage of inventory appears to be the result of pilferage. None of the individuals who were employed by the Company when Mr. Lunan was absent from the Company’s operations are currently employed by the Company. The Company now checks the references of future employees. With the return of upper management and the addition of a full-time store manager, the Company does not believe that future pilferage will occur. The Company also conducts yearly physical counts of inventory. The most recent physical count of inventory occurred in connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2002 earlier this year.

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

Cash Flows.

Cash and cash equivalents increased from $2,605 for the year ended December 31, 2001 to $5,618 for the year ended December 31, 2002, primarily due to loans from shareholders. The Company’s management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled “Liquidity and Proposed Pans for the Next Twelve Months”.

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

We also plan to expand our operations in Kingsport, Tennessee. Assuming we can negotiate a mutually acceptable long term lease with the lessor of our facility (see the discussion in the section of this report entitled “Properties”), the lessor will add an additional 3,000 square feet to the facility when needed. We first plan, subject to the availability of capital, to add approximately $100,000 in inventory to the present approximately $380,000 in inventory we have in our Kingsport facility to offer a more complete line of equipment, helmets and soft goods. We plan next to add approximately $30,000 in plant equipment (benches, lifts, a milling machine and a drill press) to eliminate the present practice of subcontracting all our machine work. Should the above plans be realized, we would add approximately seven employees to our Kingsport payroll at an approximate cost to the Company of $5,000 per week. We plan to raise the funds necessary to expand our Kingsport operations through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to expand our Kingsport operations during this time frame or possibly at all.

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

Bad Toys, Inc.

Notes to Financial Statements

December 31, 2002 and 2001

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT:

Notes Payable consist of the following:

	December 31, 2002	December 31, 2001
Bank note payable, interest rate 5.25% secured by stock, title, inventory Maturity December 31, 2002	$48,286	$50,000

The Note is in default as of December 31, 2002. Management is seeking to resolve this matter through litigation due to the bank not selling portions of the collateral when previously requested by management. No adjustments to the financial statements have been made to reflect this position by management.

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

NOTE 7. LEASING ARRANGEMENTS:

The Company conducts its operations from facilities that are leased under an operating lease expiring on December 31, 2002. Following that date, the lease is on a month to month basis. The lessor of the facility is a stockholder of the Company. The Lessor has received shares of stock of the predecessor Company transferred to Mycom, Inc., predecessor company as described in Note 1, as prepaid rent for the term of the lease. The Lessor has also received 100,000 shares at $.10 per share of the newly formed company as prepaid rent. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by the majority shareholder of the Company.

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

NOTE 9. LOSS PER SHARE:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kingsport, State of Tennessee on July 11, 2003.

BAD TOYS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 11, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 11, 2003	/s/ Larry N. Lunan
Larry N. Lunan President, Chief Executive Officer and Chairman of the Board of Directors

I, Roger A. Warren, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Bad Toys, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 11, 2003	/s/ Roger A. Warren
Roger A. Warren Vice-President, Chief Financial Officer and Director