Form 10QSB/A
period 2003-03-31
BAD TOYS INC
filed 2003-07-16
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Bad Toys, Inc.

Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(75,863)	$(87,551)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,412	8,835
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(30,750)	0
(Increase) Decrease in Prepaid Expenses and Other Assets	1,530	1,991
(Increase) Decrease in Inventories	33,474	(4,574)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	13,926	11,372

Total Adjustments	29,592	17,624

Net Cash Provided by (used for) Operating Activities	(46,271)	(69,927)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payments for the Purchase of Property	$(750)	$(0)

Net Cash Provided by (Used for) Investing Activities	(750)	(0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Equipment Loans	0	0
Proceeds from Issuance of Note Payable	0	0
Proceeds from Shareholder Debt-Net	49,450	70,145
Proceeds from Issuance of Common Stock	0	0

Net Cash Provided by (Used for) Financing Activities	49,450	70,145

Net Cash Increase (Decrease)	2,429	218
Cash, Beginning	5,618	2,605

Cash-Ending	$8,047	$2,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$0	$25,443

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

Interim Financial Statements

Management affirms that these interim financial statements include all adjustments necessary in order to make the financial statements not misleading.

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

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2003 and 2002

NOTE 3.    PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	2003	2002
Equipment	$35,415	$32,193
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	108,893	104,893

	206,784	199,562
Less Accumulated Depreciation	(154,564)	(106,335)

Property and equipment—net	$52,220	$93,227

NOTE 4.    NOTES PAYABLE:

Notes Payable consist of the following:

	March 31, 2003	March 31, 2002
Bank note payable, interest rate 5.25% secured by stock, title, inventory Maturity December 31, 2002	$48,285	$50,000

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

NOTE 7.    LEASING ARRANGEMENTS:

The Company conducts its operations from facilities that are leased under an operating lease on a month to month basis. The lessor of the facility is a stockholder of the Company. The Lessor has received shares of stock of the predecessor Company transferred to Mycom, Inc., predecessor company as described in Note 1, as prepaid rent for the term of the lease. The Lessor has also received 100,000 shares at $.10 per share of the newly formed company as prepaid rent. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by the majority shareholder of the Company.

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

Introduction

Bad Toys, Inc. (“Bad Toys” or the “Company”) was incorporated on June 1, 2000 in the State of Nevada under the name BTMC, Inc. The Company changed its name to Bad Toys, Inc. before it commenced operations in early September, 2000. Bad Toys is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan, and was previously conducted under another corporate entity which also used the name Bad Toys, Inc. Bad Toys manufactures for sale V-twin motorcycles from component parts, maintains a customizing and motorcycle servicing operation and special orders premium accessories, parts, customizing items and apparel related to Harley-Davidson motorcycles. References to “we”, “our” or “us” also mean the Company.

Discussion of Operations Comparing the Quarter Ended March 31, 2003 and March 31, 2002

Revenues.

Revenues for the quarter ended March 31, 2003 were $57,469, which was an increase of $47,106 when compared with revenues for the quarter ended March 31, 2002 of $10,362. The increase was due to the sale of a Phoenix motorcycle during the quarter ended March 31, 2003.

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

Cash Flow

Cash and cash equivalents increased from $2,823 for the quarter ended March 31, 2002 to $8,047 for the quarter ended March 31, 2003, primarily due to loans from shareholders. Management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. Bad Toy’s management believes that it will need to raise approximately $150,000 to $200,000 to cover expenses for the year 2003. See the Company’s discussion of short term and longterm liquidity below.

Short Term and Long Term Liquidity

The Company’s plan of operation for the next twelve months is, first, to realize positive cash flow at our Kingsport, Tennessee facility. The Company hopes to realize positive cash flow through increased sales. In March, 2002, the Company hired a store manager who is a long term resident of the Kingsport, Tennessee area and has worked in the motorcycle industry for approximately 30 years. The Company is hopeful that this employee’s knowledge of the Kingsport, Tennessee area and the motorcycle industry will directly result in increased sales for the Company. The Company has three Phoenix, two Taos and two Concord motorcycles for sale and four frames in inventory on which custom models can be built. Additional capital of approximately $50,000 will be needed to complete seven more custom built motorcycles. We propose to finance such additional costs through front end partial payments by customers and through bank loans, secured by contracts receivable and, if necessary, loans to the Company by the Company’s majority shareholders, Larry N. and Susan H. Lunan. As shareholders, the Lunans have no legal obligation to loan funds to the Company. There can be no assurance that the Lunans will be able to loan additional funds to the Company when needed or at all.

The Company’s management believes that it will need to raise approximately $150,000 to $200,000 to cover expenses for the year 2003, assuming the Company’s revenues do not increase from the $104,376 in revenues generated by the Company during 2002. During 2002, the Company needed an additional $128,587 in cash to fund operations. For the quarter ended March 31, 2003, revenues were $57,469, which was an increase of $47,106 when compared with revenues for the quarter ended March 31, 2002 of $10,362. The Company anticipates that its primary operating expenses in 2003 will consist of employee (non-executive) salaries in the approximate amount of $80,000 and costs of leasing and maintaining the facility (including the costs of utilities) from which the Company operates in the approximate amount of $40,000. The Company anticipates that its outside accounting and legal services and other miscellaneous expenses for 2003 will be approximately $20,000. In addition, the Company has borrowed $50,000 from a financial institution, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002. The Company currently does not have the funds to repay this loan, and the financial institution has instituted legal action against the Company and Mr. Lunan, as guarantor, to enforce repayment of the loan and to take possession of certain inventory of the Company securing the loan. If 2003 revenues do not increase, the Company will seek the funds necessary to remain operational through a private offering of its securities. There can be no assurance, however, that the Company will be able to successfully raise these funds through a private offering of its securities or otherwise.

We also plan to expand our operations in Kingsport, Tennessee. Assuming we can negotiate a mutually acceptable long term lease with the lessor of our facility, the lessor will add an additional 3,000 square feet to the facility when needed. We first plan, subject to the availability of capital, to add approximately $100,000 in inventory to the present approximately $380,000 in inventory we have in our Kingsport facility to offer a more complete line of equipment, helmets and soft goods. We plan next to add approximately $30,000 in plant equipment (benches, lifts, a milling machine and a drill press) to eliminate the present practice of subcontracting all our machine work. Should the above plans be realized, we would add approximately seven employees to our Kingsport payroll at an approximate cost to the Company of $5,000 per week. We plan to raise the funds necessary to expand our Kingsport operations through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to expand our Kingsport operations during this time frame or possibly at all.

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

        Finally, subject to the availability of capital, we propose to open nine additional stores during the next 60 months. We estimate that it will cost us $1,000,000 to open a new location. We plan to raise the funds necessary to open three new locations through a private offering of our securities. We anticipate that once we have a total of four stores, revenues generated by these stores will be sufficient to fund the opening of an additional six stores. There can be no assurance, however, that we will be able to successfully raise the funds needed to open any of the first three anticipated new stores through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to open new stores during this time frame or possibly at all.

The business plan of the Company is subject to the Company’s ability to achieve positive cash flow. A failure to achieve positive cash flow by the end of 2003 could be fatal to the Company. Accordingly, there can be no assurance that the Company’s business plan will be successful.

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

BAD TOYS, INC. (Registrant)

July 11, 2003	/s/ Larry N. Lunan

Larry N. Lunan, Chairman of the Board of Directors

July 11, 2003	/s/ Larry N. Lunan

Larry N. Lunan, President and Chief Executive Officer (Principal Executive Officer)

July 11, 2003	/s/ Roger A. Warren

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

Date: July 11, 2003

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

Date: July 11, 2003

/s/ Roger A. Warren

Roger A. Warren, Treasurer and

Chief Financial Officer,

(Principal Financial Officer)