Form 10QSB
period 2003-06-30
BAD TOYS INC
filed 2003-08-14
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 (Second quarter of fiscal 2003)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 29, 2003, 6,010,200 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

1

BAD TOYS, INC.

2

T. ALAN WALLS, CPA, P.C.

3119 BRISTOL HIGHWAY, SUITE 104

JOHNSON CITY, TENNESSEE 37601

TELEPHONE: (423) 854-9908

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

THE BOARD OF DIRECTORS

BAD TOYS, INC.

KINGSPORT, TN

I HAVE REVIEWED THE ACCOMPANYING BALANCE SHEETS OF BAD TOYS, INC. AS OF DECEMBER 31, 2002 AND JUNE 30, 2003 AND 2002 AND THE RELATED STATEMENTS OF LOSS, CASH FLOWS AND CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS AND THREE MONTHS THEN ENDED, IN ACCORDANCE WITH STATEMENTS ON STANDARDS FOR ACCOUNTING AND REVIEW SERVICES ISSUED BY THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS. ALL INFORMATION INCLUDED IN THESE FINANCIAL STATEMENTS IS THE REPRESENTATION OF MANAGEMENT OF BAD TOYS, INC.

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

T. ALAN WALLS, CPA, P.C.

JOHNSON CITY, TENNESSEE

AUGUST 8, 2003

Bad Toys, Inc.

Balance Sheets

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,330	$5,618
Accounts Receivable	44,235	485
Inventory	326,618	380,921
Prepaid Expenses	5,506	8,166

Total Current Assets	378,689	395,190

Property and Equipment:
Property and Equipment, net of
Depreciation	18,834	62,882

Other Assets:
Utility Deposits	609	280

Total Other Assets	609	280

TOTAL ASSETS	$398,132	$458,352

See accompanying notes to financial statements.

Bad Toys, Inc.

Balance Sheets

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts Payable	$31,764	$41,373
Wages Payable	-0-	36,000
Sales Tax Payable	5,065	2,850
Payroll Taxes Payable	45,154	36,280
Note Payable	49,866	48,286

Total Current Liabilities	131,849	164,789

Noncurrent Liabilities:
Note Payable—Shareholder	210,285	140,245

TOTAL LIABILITIES	$342,134	$305,034

Stockholders’ Equity (Deficit):
Common Stock, $.01 par value; 40,000,000 Authorized; 6,010,200 shares issued and outstanding at June 30, 2003 and December 31, 2002.	60,102	60,102
Preferred Stock, $1.00 par value; 908,888 and -0- issued and outstanding at December 31, 2002 and 2001, respectively.	908,888	908,888
Additional Paid-in Capital	1,283,698	1,283,698
Accumulated Deficit	(2,196,690)	(2,099,370)

Total Stockholders’ Equity (Deficit)	55,998	153,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$398,132	$458,352

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Income (Losses)

Six Months Ended June 30, 2003 and 2002

	2003	2002
REVENUES:
Sales	$106,324	$31,250
Cost of Sales	113,767	63,480

Gross Profit (Loss)	(7,443)	(32,230)

COSTS AND EXPENSES:
General and Administrative Expenses	94,550	70,043

Income (Loss) from Operations before interest expense	(101,993)	(102,273)
Other Income/Expense:
Gain on sale of Assets	60,522	-0-
Interest income	3	-0-
Interest expense	(55,852)	(37,267)

Total Other Income/Expense	4,673	(37,267)

Net Loss	$(97,320)	$(100,305)

BASIC and Diluted
EARNINGS/(LOSS) PER COMMON SHARE	$(.02)	$(.02)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Income (Losses)

Three Months Ended June 30, 2003 and 2002

	2003	2002
REVENUES:
Sales	$48,855	$20,889
Cost of Sales	(53,549)	(39,461)

Gross Profit (Loss)	(4,694)	(18,572)

COSTS AND EXPENSES:
General and
Administrative Expenses	49,274	21,593

Income (Loss) from Operations before interest expense	(53,968)	(40,165)
Other Income/Expense:
Gain on sale of Assets	60,522	-0-
Interest income	-0-	-0-
Interest expense	(28,010)	(11,824)

Total Other Income/Expense	(32,512)	(11,284)

Net Loss	$(21,456)	$(51,989)

BASIC EARNINGS/(LOSS) PER COMMON SHARE	$(.00)	$(.01)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(97,320)	$(139,540)
Adjustments to Reconcile Net Loss to Net Cash Used For Operating Activities:
Depreciation and Amortization	16,120	17,670
Gain on sale of Assets	(60,522)	-0-
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts
Receivable and Equipment	(43,750)	-0-
(Increase) Decrease in Prepaid
Expenses and Other Assets	2,331	11,518
(Increase) Decrease in Inventories	54,303	(19,633)
Increase (Decrease) in Accounts
Payable and Accrued Liabilities	(32,939)	2,013

Total Adjustments	(64,457)	11,568

Net Cash Used For Operating Activities	(161,777)	(127,972)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Assets	$90,000		$-0-
Cash Payments for the Purchase of Property	$(1,550)	$	(-0-)

Net Cash Provided by (Used for) Investing Activities	88,450		(-0-)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	-0-		-0-
Proceeds from Shareholder Debt-Net	70,039		129,744
Proceeds from Issuance of Common Stock	-0-		-0-

Net Cash Provided by (Used for) Financing Activities	70,039		129,744

Net Cash Increase (Decrease)	(3,288)		1,772
Cash, Beginning	5,618		2,605

Cash-Ending	$2,330		$4,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$-0-		$-0-

Non-cash transactions:

Reference Notes 1, 6 and 7

Preferred Stock cancelled in exchange for inventory. Reference Note 6.

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2002 and Six Months Ended June 30, 2003

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period—January 1, 2001	-0-	$-0-	4,680,000	$46,800	$969,572	$(1,329,735)	$(313,363)
Net Loss						(456,900)	(456,900)
Issuance of Common Stock	-0-	-0-	930,200	9,302	81,698		91,000

Balance—December 31, 2001	-0-	-0-	5,610,200	56,102	1,051,270	(1,786,635)	(679,263)
Net Loss
Issuance of Preferred							(312,735)
Stock for debt reduction	1,027,000	1,027,000			36,428	(312,735)	1,063,428
Cancelled preferred for inventory	(18,112)	(18,112)					(18,112)
Conversion preferred to Common Stock	100,000	(100,000)	200,000	2,000	98,000		-0-
Conversion of Debt to Common Stock	-0-	-0-	200,000	2,000	98,000		100,000

Balance December 31, 2002	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,099,370)	$153,318

Net Loss						(97,320)	(97320)

Balance: June 30, 2003	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,196,690)	$55,998

See accompanying notes to financial statements

BAD TOYS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND JUNE 30, 2003

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

DEPRECIATION EXPENSE FOR THE SIX MONTH ENDED JUNE 30, 2003 AND YEAR ENDED DECEMBER 31, 2002 IS $16,120 AND $45,651, RESPECTIVELY.

BAD TOYS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND JUNE 30, 2003

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

NOTE 2. INVENTORY:

	DECEMBER 31, 2002	JUNE 30, 2003
PARTS FOR RESALE	$133,092	$44,881
WORK IN PROCESS	46,617	10,831
FINISHED GOODS	201,212	270,906

	$380,921	$326,618

NOTE 3. PROPERTY AND EQUIPMENT:

PROPERTY AND EQUIPMENT ARE SUMMARIZED BY MAJOR CLASSIFICATIONS AS FOLLOWS:

	DECEMBER 31, 2002	JUNE 30, 2003
EQUIPMENT	$34,665	$36,215
FURNITURE AND FIXTURES	9,294	9,294
LEASEHOLD IMPROVEMENTS	53,182	53,182
VEHICLES	108,893	203,328

	206,034	119,019
LESS ACCUMULATED DEPRECIATION	(143,152)	(100,185)

PROPERTY AND EQUIPMENT—NET	$62,882	$18,834

BAD TOYS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND JUNE 30, 2003

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT:

NOTES PAYABLE CONSIST OF THE FOLLOWING:

	DECEMBER 31, 2002	JUNE 30, 2003
BANK NOTE PAYABLE, INTEREST RATE 5.25% SECURED BY STOCK, TITLE, INVENTORY MATURITY DECEMBER 31, 2002	$48,286	$49,866

THE NOTE IS IN DEFAULT AS OF JUNE 30, 2003 AND DECEMBER 31, 2002. MANAGEMENT IS SEEKING TO RESOLVE THIS MATTER THROUGH LITIGATION DUE TO THE BANK NOT SELLING PORTIONS OF THE COLLATERAL WHEN PREVIOUSLY REQUESTED BY MANAGEMENT. NO ADJUSTMENTS TO THE FINANCIAL STATEMENTS HAVE BEEN MADE TO REFLECT THIS POSITION BY MANAGEMENT.

LONG TERM DEBT CONSIST OF THE FOLLOWING:

	DECEMBER 31, 2002	JUNE 30, 2003
UNSECURED NOTES PAYABLE TO STOCKHOLDER DUE JANUARY 1, 2004 WITH INTEREST AT 10.0%, CONVERTIBLE TO COMMON STOCK AT $0.10 PER SHARE	$140,245	$210,285

NOTE 5. INCOME TAXES:

THE COMPANY HAS LOSS CARRYFORWARDS TOTALING $1,009,480 THAT MAY BE OFFSET AGAINST FUTURE TAXABLE INCOME. IF NOT USED THE CARRYFORWARDS WILL EXPIRE AS FOLLOWS:

OPERATING LOSSES
YEAR 2020	$142,525
YEAR 2021	456,900
YEAR 2022	312,735
YEAR 2023	97,320

$1,009,480

COMPONENTS-CURRENT AND DEFERRED

	JUNE 30, 2003	DECEMBER 31, 2002
CURRENT	$-0-	$-0-
DEFERRED BENEFIT	302,844	273,648
VALUATION ALLOWANCE	(302,844)	(273,648)

TOTAL	$-0-	$-0-

DEFERRED TAXES ARE RECOGNIZED FOR THE TEMPORARY DIFFERENCES BETWEEN THE BASIS OF ASSETS AND LIABILITIES FOR FINANCIAL STATEMENT AND INCOME TAX PURPOSES. THE DIFFERENCES RELATE PRIMARILY TO OPERATING LOSS CARRYFORWARDS. THE COMPANY DOES NOT HAVE ANY INDICATION THAT THE NET OPERATING LOSS CARRYFORWARD WILL BE REALIZED. THEREFORE, A DEFERRED TAX ASSET HAS BEEN RECORDED. HOWEVER, A VALUATION ALLOWANCE HAS BEEN RECORDED TO REFLECT A NET DEFERRED TAX ASSET OF $-0- AS OF JUNE 30, 2003 AND DECEMBER 31, 2002.

BAD TOYS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND JUNE 30, 2003

NOTE 6. RELATED PARTY TRANSACTIONS:

THE FOLLOWING TRANSACTIONS OCCURRED BETWEEN THE COMPANY AND AFFILIATED ENTITIES:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes. NET LOANS FROM SHAREHOLDERS AMOUNTED TO $140,245 AND $953,519 AS OF DECEMBER 31, 2002 AND 2001, RESPECTIVELY.

2.	The Company leases its facilities from a minority stockholder as described in Note 7.

3.	The Majority shareholder of the Company converted Note payable to the shareholder into $1.00 par value Preferred Stock which is convertible to Common Stock at a ratio of 1:10. The transaction converted $1,063,428 of debt to shareholder into Preferred Stock. An amount of $18,112 was cancelled by the Company in exchange for inventory stock.

4.	The majority shareholder converted shareholder debt to Common Stock in the amount of $100,000 for 200,000 shares of Common Stock.

5.	THE MAJORITY SHAREHOLDER CONVERTED PREFERRED STOCK TO COMMON STOCK IN THE AMOUNT OF $100,000 FOR 200,000 SHARES OF COMMON STOCK.

6.	The President and primary shareholder of the company purchased the 1934 Mercury replica from the company for $ 90,000 in June 2003. This approximates the original purchase price of the company and resulted in a gain on the sale of $60,522.

NOTE 7. LEASING ARRANGEMENTS:

THE COMPANY CONDUCTS ITS OPERATIONS FROM FACILITIES THAT ARE LEASED UNDER AN OPERATING LEASE EXPIRING ON DECEMBER 31, 2002. FOLLOWING THAT DATE THE LEASE IS ON A MONTH TO MONTH BASIS. THE LESSOR OF THE FACILITY IS A STOCKHOLDER OF THE COMPANY. THE LESSOR HAS RECEIVED SHARES OF STOCK OF THE PREDECESSOR COMPANY TRANSFERRED TO MYCOM, INC., PREDECESSOR COMPANY AS DESCRIBED IN NOTE 1, AS PREPAID RENT FOR THE TERM OF THE LEASE. THE LESSOR HAS ALSO RECEIVED 100,000 SHARES AT $.10 PER SHARE OF THE NEWLY FORMED COMPANY AS PREPAID RENT. MONTHLY RENT IS $1,500. THE COMPANY ALSO PAYS $250 PER MONTH FOR USE OF ADDITIONAL OFFICE SPACE OWNED BY THE MAJORITY SHAREHOLDER OF THE COMPANY.

BAD TOYS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND JUNE 30, 2003

NOTE 7. LEASING ARRANGEMENTS (CONTINUED):

THE FOLLOWING IS A SCHEDULE OF FUTURE MINIMUM RENTAL PAYMENTS REQUIRED UNDER THE ABOVE OPERATING LEASE AS OF JUNE 30, 2003:

SIX MONTHS ENDED JUNE 30, 2003	AMOUNT
2003	$21,000

$21,000

RENTAL EXPENSE FOR THE PERIODS ENDED JUNE 30, 2003 AND DECEMBER 31, 2002 WAS $5,250 AND $20,360, RESPECTIVELY.

NOTE 8. OPERATING AND CASH FLOW DEFICITS:

THE COMPANY HAS EXPERIENCED SIGNIFICANT ADVERSITY DURING ITS EXISTENCE. AS A RESULT, THE COMPANY HAS A CUMULATIVE OPERATING DEFICIT OF $2,196,690, AND CURRENT LIABILITIES, EXCEEDS CASH AND CURRENT RECEIVABLES BY $87,614, AT JUNE 30, 2003. MANAGEMENT IS ANTICIPATING ADDITIONAL CHANGES TO GENERATE A CAPITAL INFLOW IN 2003. WHILE THE PROPOSED CAPITAL INJECTION AS WELL AS POTENTIAL CONVERSIONS OF DEBT TO COMMON STOCK, DO PROJECT TO IMPROVE THE COMPANY’S WORKING CAPITAL POSITION, THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ACCOMPLISHING ITS OBJECTIVES.

NOTE 9. EARNINGS PER SHARE

BASIC EARNINGS PER SHARE ARE COMPUTED BY DIVIDING EARNINGS AVAILABLE TO COMMON STOCKHOLDERS BY THE WEIGHTED AVERAGE NUMBER OFF COMMON SHARES OUTSTANDING DURING THE PERIOD. DILUTED EARNINGS PER SHARE REFLECT PER SHARE AMOUNTS THAT WOULD HAVE RESULTED IF DILUTIVE POTENTIAL COMMON STOCK HAD BEEN CONVERTED TO COMMON STOCK. THE FOLLOWING RECONCILES THE AMOUNTS REPORTED IN THE FINANCIAL STATEMENTS:

	FOR THE YEAR ENDED DECEMBER 31, 2002
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	LOSS PER-SHARE AMOUNT
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(312,735)	5,611,296	$(.06)
EFFECT OF DILUTIVE SECURITIES:
CONVERTIBLE PREFERRED STOCK	—	9,088,880	—
CONVERTIBLE RELATED PARTY DEBT	—	1,402,450	—

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS-DILUTIVE EARNINGS PER SHARE	$(391,426)	16,102,626

(OTHER POTENTIAL COMMON STOCK IS ANTI-DILUTIVE)

BAD TOYS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND JUNE 30, 2003

NOTE 9. EARNINGS PER SHARE (CONTINUED)

	FOR THE YEAR ENDED JUNE 30, 2003
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	LOSS PER-SHARE AMOUNT
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(97,320)	5,611,296	$(.02)
CONVERTIBLE PREFERRED STOCK	—	9,088,880	—
CONVERTIBLE RELATED PARTY DEBT	—	2,102,850	—

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS-DILUTIVE EARNINGS PER SHARE	$(97,320)	16,803,026

(OTHER POTENTIAL COMMON STOCK IS ANTI-DILUTIVE)

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

NOTE 12. PREFERRED STOCK

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

Special Notes Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB under Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation and elsewhere in this Form 10-QSB constitute forward-looking statements which we believe are within the meaning of the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes” “expects” “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve unknown risks, uncertainties and other factors which may cause actual result, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Some of the risk that should be considered include failure to raise additional capital; general economic and business conditions; the fact that Bad Toys competes with numerous well established competitors who have substantially greater resources and longer operating histories than Bad Toys; and need for improvement in sales.

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

Discussion of Operations Comparing the three and six months ended June 30, 2003 and June 30, 2002

Revenues.

Revenues for the three month period ended June 30, 2003 were $48,855, which was an increase of $27,966 when compared to revenues for the three month period ended June 30, 2002 of $20,889. Revenues for the six month period ended June 30, 2003 were $106,324, which was an increase of $75,074 when compared to revenues for the six month period ended June 30, 2002 of $31,250. These increases were due to the sale of a Phoenix motorcycle and the rebuilding of a custom motorcycle during the second quarter of 2003.

Costs of Sales.

Costs of sales for the three month period ended June 30, 2003 were $53,549, which was an increase of $14,088 when compared to costs of sales for the three month period ended June 30, 2002 of $39,461. Costs of sales for the six month period ended June 30, 2003 were $113,767, which was an increase of $50,287 when compared to costs of sales for the six month period ended June 30, 2002 of $63,480. These increases were directly related to the increase in revenues during the second quarter.

General And Administrative Expenses.

General and administrative expenses consist primarily of salaries and costs associated with advertising, professional fees and other costs associated with being a public company and the administration of Bad Toys. Comparing general and administrative expenses for the three month period ended June 30, 2003 of $49,274 to the three month period ended June 30, 2002 of $21,593, resulted in an increase of $27,681. Comparing the same expenses for the six month period ended June 30, 2003 of $94,550 to the six month period ended June 30, 2002 of $70,043, resulted in an increase of $24,507. These increases were due principally to increased legal and accounting fees associated with becoming a public company.

Other Income and Expense.

During the second quarter of 2003, the President and a primary shareholder of the Company, Larry N. Lunan, purchased a 1950 Mercury automobile from the Company for $90,000. This purchase price approximates the original purchase price of the Company car and resulted in a gain on the sale of $60,522.

Liquidity and Cash Flow

Cash and cash equivalents decreased from $4,377 for the six month period ended June 30, 2002 to $2,330 for the six month period ended June 30, 2003. Borrowings from shareholders for the six month period ended June 30, 2003 of $70,039 decreased by $59,705 when compared to the six months ended June 30, 2002 of $129,744. This decrease in borrowings from shareholders was due to the sale of a Company car and improved operations. Management believes that cash on hand will not be sufficient to satisfy cash requirements for the remainder of fiscal year 2003. If 2003 revenues do not continue to increase, the Company’s management believes that it will need to raise approximately $150,000 to cover expenses for the remainder of fiscal year 2003. In addition, the Company has borrowed $50,000 from a financial institution, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002. The Company currently does not have the funds to repay this loan, and the financial institution has instituted legal action against the Company and Mr. Lunan, as guarantor, to enforce repayment of the loan and to take possession of certain inventory of the Company securing the loan. If 2003 revenues do not continue to increase, the Company will seek the funds necessary to remain operational through a private offering of its securities. There can be no assurance, however, that the Company will be able to successfully raise these funds through a private offering of its securities or otherwise.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS, INC. (Registrant)

August 13, 2003	/s/ LARRY N. LUNAN
Larry N. Lunan, Chairman of the Board of Directors

August 13, 2003	/s/ LARRY N. LUNAN
Larry N. Lunan, President and Chief Executive Officer (Principal Executive Officer)

August 13, 2003	/s/ ROGER A. WARREN
Roger A. Warren, Treasurer and Chief Financial Officer (Principal Financial Officer)