Form 10QSB
period 2003-09-30
BAD TOYS INC
filed 2003-11-14
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 (Third quarter of fiscal 2003)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 1, 2003, 7,230,200 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

BAD TOYS, INC.

T. Alan Walls, CPA, PC

207 Boone Street, Suite 100

Johnson City, TN 37604

(423) 854-9908

The Board of Directors

Bad Toys, Inc.

Kingsport, TN

I have reviewed the accompanying balance sheets of Bad Toys, Inc. as of September 30, 2003 and December 31, 2002 and the September 30, 2003 and 2002 statements of income, cash flows and changes in stockholders’ equity for the nine months and quarter to date then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Bad Toys, Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

T. Alan Walls, CPA, P.C.

Johnson City, Tennessee

October 30, 2003

Bad Toys, Inc.

Balance Sheets

September 30, 2003 and 2002

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,242	$5,618
Accounts Receivable	30,048	485
Inventory	306,617	380,921
Prepaid Expenses	4,208	8,166

Total Current Assets	$354,115	395,190

Property and Equipment:

Property and Equipment, net of Depreciation	27,737	62,882

Other Assets:

Other Assets	65,046
Utility Deposits	609	280

Total Other Assets	65,655	280

TOTAL ASSETS	$447,507	$458,352

See accompanying notes to financial statements.

Bad Toys, Inc.

Balance Sheets

September 30, 2003 and 2002

	September 30, 2003	December 31, 2002
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$12,501	$41,373
Wages Payable		36,000
Sales Tax Payable	6,275	2,850
Payroll Taxes Payable	52,082	36,280
Note Payable	49,866	48,286
Note Payable-Officer	-0-	-0-

Total Current Liabilities	120,724	164,789

Noncurrent Liabilities:
Note Payable-Officer	238,750	140,245

TOTAL LIABILITIES	$359,474	$305,034

Stockholders’ Equity:
10% Cumulative Preferred Stock,$1.00 par value; Authorized 10,000,000; 818,888 issued and outstanding at Sept. 30, 2003 Convertible 1:10 to common stock.	818,888	908,888
Common Stock, $.01 par value; 40,000,000 Authorized; 7,230,200 shares issued and outstanding at Sept. 30, 2003;	72,302	60,102
Additional Paid-in Capital	1,521,498	1,283,698
Accumulated Deficit	(2,324,655)	(2,099,370)

Total Stockholders’ Equity	88,033	153,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,507	$458,352

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Income

Nine Months Ended September 30, 2003 and 2002

	3 months ended Sept. 30, 2003		3 months ended Sept. 30, 2002	Year to date Sept. 30, 2003	Year to date Sept. 30, 2002
REVENUES:
Sales		$75,853	$59,143	$182,177	$90,753
Cost of Sales		71,965	60,093	191,383	123,573

Gross Profit (Loss)		3,888	(950)	(9,206)	(33,180)

COSTS AND EXPENSES:
General and Administrative Expenses		95,433	42,485	189,979	112,528

Income (Loss) from Operations before interest expense		(91,545)	(43,436)	(199,185)	(145,708)

Other Income/Expense:
Interest expense		(30,770)	(22,722)	(86,621)	(59,988)
Interest income		-0-	-0-	-0-	-0-
Gain on Sale of Assets		-0-	-0-	60,521	39,235

Net Income (Loss)		$(126,269)	$(66,157)	$(225,285)	$(166,461)

BASIC EARNINGS/(LOSS) PER COMMON SHARE	$	(-0-)	$(.00)	$(.03)	$(.05)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(225,285)	$(166,461)

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	16,120	26,505
Changes in Assets and Liabilities:	-0-	-0-
(Increase) Decrease in Accounts Receivable	(28,548)	11,518
(Increase) Decrease in Prepaid Expenses and Other Assets	(61,417)	9,208
(Increase) Decrease in Inventories	74,304	2,013
Increase (Decrease) in Accounts Payable and Accrued Liabilities	137,945
(Increase) Decrease in Other Liabilities	-0-	- 0-

Total Adjustments	138,404	49,244

Net Cash Provided by (used for) Operating Activities	(86,881)	(117,217)

See accompanying notes to financial statements.

Bad Toys, Inc.

(A Development Stage Company)

Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payments for the Purchase of Property	$(4,000)	$-0-

Net Cash Provided by (Used for) Investing Activities	(4,000)	(-0-)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Equipment Loans	-0-	-0-
Proceeds from Issuance of Note Payable	-0-	-0-
Proceeds from Shareholder Debt-Net	98,505	60,079
Proceeds from Issuance of Common Stock	-0-	-0-

Net Cash Provided by (Used for) Financing Activities	98,505	60,079

Net Cash Increase (Decrease)	7,624	(3,936)

Cash, Beginning	5,618	4,377

Cash-Ending	$13,242	$441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for Interest	$-0-	$-0-

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2002 and Nine Months Ended September 30, 2003

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period- January 1, 2001	-0-	$-0-	4,680,000	$46,800	$969,572	$(1,329,735)	$(313,363)
Net Loss						(456,900)	(456,900)
Issuance of Common Stock	-0-	-0-	930,200	9,302	81,698		91,000

Balance- December 31, 2001	-0-	-0-	5,610,200	56,102	1,051,270	(1,786,635)	(679,263)
Net Loss						(312,735)	(312,735)
Issuance of Preferred Stock for debt reduction	1,027,000	1,027,000			36,428		1,063,428
Cancelled preferred for inventory	(18,112)	(18,112)					(18,112)
Conversion preferred to Common Stock	100,000	(100,000)	200,000	2,000	98,000		-0-
Conversion of Debt to Common Stock	-0-	-0-	200,000	2,000	98,000		100,000

Balance December 31, 2002	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,099,370)	$153,318

Net Loss						(225,285)	(225,285)
Conversion of Debt to Common Stock			200,000	2,000	98,000		100,000
Purchase of assets			120,000	1,200	58,800		60,000
Conversion preferred to Common Stock	(90,000)	(90,000)	900,000	9,000	81,000
Balance: Sept 30,2003	818,888	$818,888	7,230,200	$72,302	$1,521,498	$(2,324,655)	$88,033

See accompanying notes to financial statements.

Bad Toys, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies of Bad Toys, Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company operates a custom motorcycle manufacturing and service facility in Kingsport, Tennessee. The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week. The Company has developed a line of custom motorcycles for the upscale retail market. Several of these motorcycles have been constructed. As part of its development stage activities, the Company is in the early stages of implementation of its marketing plan.

The predecessor to this Company was organized and incorporated on April 21, 1995 and began business on April 1, 1998 operating under the name Bad Toys, Inc. On June 25, 1999 the predecessor company became a publicly traded stock company. On March 31, 2000, the predecessor company entered into a Plan and Agreement of Merger Between Bad Toys, Inc. and Myca Group, Inc. The agreement was a reorganization whereby Myca Group, Inc. would take controlling interest of the publicly traded company and the motorcycle operations would be spun off into a newly formed privately held corporation, BTMC, Inc. The agreement closed on August 23, 2000. The predecessor company agreed not to sell any motorcycles during the period from initial agreement on March 31, 2000 until closing on August 23, 2000. The predecessor company’s management used this time period to focus on product design and development. The transaction is accounted for on the books of BTMC, Inc. on the historical basis as required by generally accepted accounting principles since the transaction involved entities under common control. Net assets, including inventory and fixed assets of $373,045 were transferred to the former controlling shareholders of the predecessor company and then to BTMC, Inc. No assets of the motorcycle operations remained with the Myca Group, Inc. controlling shareholders.

The Company, BTMC, Inc. was organized and incorporated in the State of Nevada on June 1, 2000 and began business on August 23, 2000. BTMC, Inc. then changed its name to Bad Toys, Inc. once it began operations. As part of the reorganization described above, the shareholder converted $468,064 from debt to equity in the newly formed corporation. This resulted in the Company issuing 4,680,064 shares at $.10 per share.

Basis of Consolidation

These financial statements represent a consolidation of Bad Toys, Inc. and its wholly owned subsidiary Bad Boyz Toyzz, Inc. Bad Boyz Toyzz was formed during the year of 2003 and was activated in July 2003 for the operations of internet based activities. This activity of the wholly owned subsidiary includes web page development and hosting.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Bad Toys, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Depreciation expense for the periods ended September 30, 2003 and 2002 is $16,120 and $26,505, respectively.

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

Bad Toys, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

NOTE 2. INVENTORY:

	2003	2002
Parts for resale	$27,600	$101,260
Work in Process	12,716	10,551
Finished Goods	266,301	192,215

	$306,617	$304,026

NOTE 3. PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	2003	2002
Equipment	$39,435	$32,193
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	26,012	104,893

	127,923	199,562
Less Accumulated Depreciation	(100,186)	(119,004)

Property and equipment - net	$27,737	$80,558

NOTE 4. NOTES PAYABLE:

Notes Payable consist of the following:

	2003	2002
Bank note payable, interest rate 5.75% secured by stock, title, UCC1. Maturity December 31, 2002	$49,866	$48,286

Unsecured Notes Payable to stockholders due January 1, 2003 with interest at 10.0%, convertible to common stock at $0.10 per share	238,750	164,789

Total	288,616	213,075
Less current portion	49,866	48,286

Long Term Debt	$238,750	$164,789

Bad Toys, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

NOTE 5. INCOME TAXES:

The Company has loss carryforwards totaling $991,171 that may be offset against future taxable income. If not used the carryforwards will expire as follows:

Operating Losses
Year 17	$225,285
Year 18	142,525
Year 19	456,900
Year 20	166,461

$991,171

Components-Current and Deferred

	2003	2002
Current	$-0-	$-0-
Deferred benefit	297,352	229,765
Valuation Allowance	(297,352)	(229,765)

Total	$-0-	$-0-

Deferred taxes are recognized for the temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to operating loss carryforwards. The Company does not have any indication that the net operating loss carryforward will be realized. Therefore, no deferred tax asset has been recorded.

NOTE 6. RELATED PARTY TRANSACTIONS:

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.
2.	The Company leases its facilities from a minority stockholder as described in Note 7.

Bad Toys, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

NOTE 7. LEASING ARRANGEMENTS:

The Company conducts its operations from facilities that are leased under an operating lease expiring in December 31, 2003. There is no option to renew the lease. The lessor of the facility is a stockholder of the Company. The Lessor has received shares of stock of the predecessor Company transferred to Mycom, Inc. as described in Note 1, as prepaid rent for the term of the lease. The Lessor has also received 100,000 shares at $.10 per share of the newly formed company as prepaid rent. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by Larry N. Lunan, one of the majority shareholders of the Company.

NOTE 8. PREFERRED STOCK

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the company at $1.00 per share plus accrued interest.

NOTE 10. OPERATING AND CASH FLOW DEFICITS:

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $2,324,655, and current liabilities, exceeds cash and current receivables by $316,184, at September 30, 2003. Management is anticipating additional changes to generate a capital inflow in 2003. While the proposed capital injection as well as potential conversions of debt to common stock, do project to improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Bad Toys, Inc.

Notes to Financial Statements

September 30, 2003 and 2002

NOTE 11. EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number off common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles the amounts reported in the financial statements:

	For the Period Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Income from continuing operations	$(225,289)	7,230,200	$(.03)

Effect of dilutive securities:
Convertible related party debt	—	8,188,880	—

Income available to common Stockholders-dilutive earnings per share	$(225,289)	17,806,580	$(.01)

	For the Period Ended September 30,2002
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Income from continuing operations	$(166,461)	5,810,200	$(.029)

Effect of dilutive securities:
Convertible preferred stock	—	9,088,880	—
Convertible related party debt	—	1,623,450	—

Income available to common Stockholders-dilutive earnings per share	$(166,461)	16,522,530	$(.01)

During 2003 and 2002, the Company had Unsecured Notes Payable to Shareholders which was convertible to common stock at $.10 per share. During the period ending September 30, 2003 and 2002, the Company had 818,888 and 908,888 shares, respectively, of convertible preferred stock outstanding which could be converted to common stock at a 1:10 ratio.

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

Results of Operations comparing the three and nine months ended September 30, 2003 and September 30, 2002

Revenues.

Revenues for the three month period ended September 30, 2003 were $75,853, which was an increase of $16,710 when compared to revenues for the three month period ended September 30, 2002 of $59,143. Revenues for the nine month period ended September 30, 2003 were $182,177, which was an increase of $91,424 when compared to revenues for the nine month period ended September 30, 2002 of $90,753. These increases were due to the sale of a Phoenix motorcycle and the rebuilding of a custom motorcycle during the second quarter of 2003 and an increase in custom work and an additional $11,968 in revenues from the new brokerage activity for classic automobiles, street rods, custom cars and custom motorcycles during the third quarter of 2003.

Costs of Sales.

Costs of sales for the three month period ended September 30, 2003 were $71,965, which was an increase of $11,872 when compared to costs of sales for the three month period ended September 30, 2002 of $60,093. Costs of sales for the nine month period ended September 30, 2003 were $191,383, which was an increase of $67,810 when compared to costs of sales for the nine month period ended September 30, 2002 of $123,573. These increases were directly related to the increase in revenues during the second quarter.

General & Administrative Expenses.

General & administrative expenses consist primarily of salaries and costs associated with advertising, professional fees and other costs associated with being a public company and the administration of Bad Toys. Comparing general and administrative expenses for the three month period ended September 30, 2003 of $95,433 to the three months ended September 30, 2002 of $42,485, resulted in an increase of $52,948. Comparing the same expenses for the nine month period ended September 30, 2003 of $189,979 to the nine month period ended September 30, 2002 of $112,528, resulted in an increase of $77,451. These increases were due principally to increased legal and accounting fees associated with becoming a public company.

Other Income and Expense.

During the second quarter of 2003, the President and a primary shareholder of the Company, Larry N. Lunan, purchased a 1950 Mercury automobile from the Company for $90,000. This purchase price approximates the original purchase price of the Company car and resulted in a gain on the sale of $60,522.

Liquidity and Cash Flow

Cash and cash equivalents increased from $441 for the nine month period ended September 30, 2002 to $13,232 for the nine month period ended September 30, 2003. Borrowings from shareholders for the nine month period ended September 30, 2003 of $238,750 increased by $76,405 when compared to the nine month period ended September 30, 2002 of $162,345. These increases were due principally to increased legal and accounting fees associated with becoming a public company. Management believes that cash on hand will not be sufficient to satisfy cash requirements for the remainder of fiscal year 2003. If 2003 revenues do not continue to increase, the Company’s management believes that it will need to raise approximately $75,000 to cover expenses for the remainder of fiscal year 2003. In addition, the Company has borrowed $50,000 from a financial institution, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002. A judgment in favor of the financial institution was entered against the Company in the third quarter of 2003 for approximately $49,000, subject to credit for any amount realized upon sale of certain inventory pledged by the Company to secure the loan. The Company has appealed the decision. The Company currently does not have the funds to repay this loan. If 2003 revenues do not continue to increase, the Company will seek the funds necessary to remain operational through a private offering of its securities. There can be no assurance, however, that the Company will be able to successfully raise these funds through a private offering of its securities or otherwise.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A financial institution from which Bad Toys borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, had instituted legal action against the Company and Larry N. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan in the Law Court for Sullivan County at Kingsport, Tennessee. The Company had previously filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by Susan H. Lunan and pledged to the bank as additional security for the loan. A judgment was entered in favor of the financial institution on its claim against Bad Toys in the amount of approximately $49,000 in September of 2003. The judgment entered against Bad Toys allows for the foreclosure on certain inventory pledged by Bad Toys to secure the loan. Additionally, Bad Toys’ counterclaim against the financial institution was dismissed, with prejudice. The Company currently does not have the funds to repay this loan. Bad Toys has appealed this decision.

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

November 11, 2003

/s/ Larry N. Lunan
Larry N. Lunan, Chairman of the Board of Directors

November 11, 2003

/s/ Larry N. Lunan
Larry N. Lunan, President and Chief Executive Officer (Principal Executive Officer)

November 11, 2003

/s/ Roger A. Warren
Roger A. Warren, Treasurer and Chief Financial Officer (Principal Financial Officer)