Form 10KSB
period 2003-12-31
BAD TOYS INC
filed 2004-04-14
CIK 1200268

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-50059

BAD TOYS, INC.

(Name of small business issuer in its charter)

Nevada	94-3371514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2344 Woodridge Avenue Kingsport, Tennessee	37664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 247-9560

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to 12 (g) of the Act:

Common Stock

(Title of Class)

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

The issuer’s revenues for its most recent fiscal year was $207,237. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 8, 2004 is $2,476,438. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of April 8, 2004 was 7,580,200.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS, INC.

2003 FORM 10-KSB

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

ITEM 3. LEGAL PROCEEDINGS

On March 30, 2004, Jimmy Chambers, Chambers Automotive, Inc. and Precision Tricks Customs, Inc. filed a lawsuit in the Circuit Court for Cheatham County, Tennessee against the Company and Larry Lunan. The complaint was filed in connection with that certain Asset Purchase Agreement dated February 4, 2004 among the Company, its acquisition subsidiary formed on February 4, 2004 and Chambers Automotive, Inc. and Precision

Tricks Customs, Inc. The dispute is in connection with the transfer of the assets of Chambers Automotive, Inc. and Precision Tricks Customs, Inc. to the Company, including real property and a manufacturing facility previously used by both entities pursuant to the Asset Purchase Agreement. The Company believes that the assets and the real property were transferred pursuant to the Asset Purchase Agreement and a related bill of sale. The Company and Mr. Lunan deny all allegations in the complaint and filed an answer and a counterclaim on April 12, 2004 alleging, among other things, conversion, breach of contract and intentional misrepresentation.

A financial institution from which the Company borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, instituted legal action against the Company and Mr. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by Susan H. Lunan and pledged to the bank as additional security for the loan. A judgment was entered in favor of the financial institution on its claim against Bad Toys in the amount of approximately $49,000 in September 2003. The judgment entered against Bad Toys allows for the foreclosure on certain inventory pledged by Bad Toys to secure the loan. Additionally, Bad Toys’ counterclaim against the financial institution was dismissed, with prejudice. Bad Toys has appealed the decision. The financial institution’s claim has been bonded in full by the Lunans as of March 31, 2004 and the Lunans paid approximately $35,000 to the financial institution, with a remaining balance on the claim of $13,500.

The Company’s majority shareholders, Larry N. Lunan and Susan H. Lunan, have filed a $300,000 claim against Mycom Group, Inc., a Ohio corporation, in connection with a merger that occurred in August, 2000, between Mycom Group, Inc. and the Company’s Predecessor, pursuant to which Mycom Group, Inc. acquired the Predecessor Company’s corporate shell for use in an unrelated business. Pursuant to the terms of the merger transaction, the Predecessor Company’s custom motorcycle and manufacturing business and all of the Predecessor Company’s assets associated with such business were transferred to the Lunans, the former majority shareholders of the Predecessor Company, in exchange for the Lunans’ cancellation of $654,212 in debt owed to them by the Predecessor Company and the Lunans’ assumption of all other unpaid debt of the Predecessor Company. Thereafter, the Lunans transferred these assets to the Company in exchange for the Company’s assumption of all liabilities related to the Predecessor Company’s motorcycle business that had been assumed by the Lunans. The Lunans believe that as a part of that transaction, Mycom Group, Inc. was to have paid the Lunans $300,000 as reimbursement for certain costs paid for by the Lunans in connection with the merger transaction, which reimbursement did not occur. This litigation is pending in the United States District Court for the Southern District of Ohio. The Lunans have also filed a malpractice claim against an attorney who advised the Predecessor Company in connection with this merger seeking damages in the amount of $300,000. There can be no assurance that the Lunans will be successful in pursuing either claim.

Neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Bad Toy’s common stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Security Dealers, Inc. under the symbol “BTOI.” The Company began trading on the Over-The-Counter Bulletin Board in November of 2003 and accordingly did not trade for a full fiscal quarter in 2003.

HOLDERS

As of April 8, 2004, the Company had approximately 63 holders of record of its common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

DIVIDENDS

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay a cash dividend on the common stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors, and the payment of cash dividends, if any, will be at the sole discretion of the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There were no securities authorized for issuance under any equity compensation plan as of December 31, 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financing of the Company

On August 23, 2000, the Company assumed $986,000 in loans owed to Larry N. and Susan H. Lunan, and took control of all motorcycle-related assets from the Company’s Predecessor, the former Bad Toys, Inc.

Between August 24, 2000 and March 31, 2001, the Company retired approximately $561,200 in debt owed principally to our majority shareholders, Larry N. and Susan H. Lunan, through the issuance of 3,605,621 shares of common stock to the Lunans at a price of $.10 per share and the issuance of 2,006,379 shares to others at a price of $.10 per share. The majority of these shares (4,680,064 shares) were issued on August 24, 2000 and the remaining shares (930,136 shares) were issued on March 31, 2001. On March 31, 2002, the Company converted the balance of the $500,000 in loans assumed from the Company’s Predecessor into 500,000 shares of preferred stock, at a price of $1.00 per share, which shares were primarily issued to the Lunans. From August 24, 2000 to December 31, 2002, the Company borrowed an additional $768,900 from the Lunans and friends and family of the Lunans. Also on March 31, 2002, the Company converted into 527,000 shares of its preferred stock $527,000 of the $768,900 owed to the Lunans and friends and family of the Lunans. On December 31, 2002, the Company converted into 200,000 shares of its common stock $100,000 of debt owed to the Lunans at a price of $.50 per share. Thereafter, as of December 31, 2002, the Company owed the Lunans $140,245 and did not owe any money to friends and family of the Lunans. On September 30, 2003 and December 31, 2003, the Company converted into 200,000 shares of its common stock of debt owed to the Lunans at .50 per share. At various times during 2003, the Lunans advanced the Company $365,593 for working capital. After the debt conversion to common stock, the Company owes the Lunans $305,838.

A financial institution from which Bad Toys borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, had instituted legal action against the Company and Larry N. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan in the Law Court for Sullivan County at Kingsport, Tennessee. The Company had previously filed a counterclaim against the financial institution claiming damages as a result of the financial institution’s failure to sell certain securities owned by Susan H. Lunan and pledged to the bank as additional security for the loan. A judgment was entered in favor of the financial institution on its claim against Bad Toys in the amount of approximately 49,000 in September 2003. The judgment entered against Bad Toys allows for the foreclosure on certain inventory pledged by Bad Toys to secure the loan. Additionally, Bad Toys’ counterclaim against the financial institution was dismissed, with prejudice. Bad Toys has appealed this decision. The financial institution’s claim has been bonded in full and as of March 31, 2004, the Lunans have paid down the financial institution’s claim by approximately $35,000 with a balance due of approximately $13,500.

Discussion of Operations Comparing the Years Ended December 31, 2002 and December 31, 2001

Revenues.

Revenues for the year ended December 31, 2003 were $207,237, which was an increase of $102,861 when compared with revenue for the year ended December 31, 2002 of $104,376. The increase is due to the greater number of motorcycles sold during 2003. During 2002, the Company sold only one custom motorcycle, accounting for $48,072 of 2002 revenues, or 46% of overall revenues. During 2003, the Company sold three custom motorcycles, accounting for $126,224 of 2003 revenues, or 61% of overall revenues. Customizing motorcycles accounted for approximately $29,266 of the Company’s annual revenues during fiscal year 2002, or 28% of overall revenues, and servicing motorcycles accounted for approximately $27,038 of the Company’s annual revenues during the same period, or 26% of overall revenues. Customizing motorcycles accounted for approximately $33,158 of the Company’s annual revenues during the year ended December 31, 2003, or 16% of overall revenues, and servicing motorcycles accounted for approximately $26,940 of the Company’s annual revenues during the same period, or 13% of overall revenues. Brokerage fees accounted for $21,000 of 2003 revenues, or approximately 10%.

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

Cost of Sales.

The increase in the Company’s cost of sales for the year ended December 31, 2003 as compared to the year ended December 31, 2002, in the amount of $137,795 was related to the increase in revenues of approximately $103,000 for the year 2003, which accounted for approximately $56,000 of the cost of sales increase, and a $24,000 increase in labor for increased activity, the staffing related to the new brokerage business, and a new activity associated with the commencement of the custom car business. The balance of $23,000 is principally related to the brokerage activity.

General And Administrative Expenses.

Comparing general and administrative expenses for the year ended December 31, 2003 to the year ended December 31, 2002, the total increase of $112,639 was due principally to the activity of becoming public trading company and legal fees associated with the Mycom lawsuit filed by the Company’s majority shareholders, Larry N. and Susan H. Lunan. These two activities accounted for $90,000 of the increase in expenses. Advertising and travel account for the remaining $22,000 in additional expenses.

Cash Flows.

Cash and cash equivalents increased from $5,618 for the year ended December 31, 2002 to $18,275 for the year ended December 31, 2003, primarily due to loans from shareholders. The Company’s management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled “Liquidity and Proposed Pans for the Next Twelve Months”.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Liquidity and Proposed Plans for the Next Twelve Months.

The Company’s plan of operation for the next twelve months is to continue to improve its cash flow from operations. The Company expects its mid year acquisition of Bad Boyz Toyzz, Inc., July 2003, to provide positive cash flow to the Company for the 2nd and 3rd quarter of 2004. The Company is also continuing it efforts to increase motorcycle sales via establishing an east and west coast distributor. The Company is continuing its advertising via the internet and plans to commence advertising in the print media. In February 2004, the Company increased its product base and customer base by purchasing the assets of Chambers Automotive, Inc. and Precision Tricks Customs, Inc. The Company commenced operating these combined entities for approximately one month, at which time a legal controversy developed regarding the transfer of the assets. The Company is in the process of pursuing these legal remedies and expects to operate the custom car business before the end of the 2nd quarter.

The Company’s management believes that it will need to raise approximately $175,000 to $250,000, exclusive of any merger activity, to cover expenses for the year 2004, in the event there is a delay in reactivating the custom car segment of its business. During 2003, the Company needed to raise $386,000 for its operating activities, which included a cash advance of $62,500 to our merger candidate. The Company anticipates that its primary operating expenses in 2004 will consist of employee (non-executive) salaries in the approximate amount of $100,000 and costs of leasing and maintaining the facility (including the costs of utilities) from which the Company operates in the approximate amount of $40,000. The Company anticipates that its outside accounting and legal services and other miscellaneous expenses for 2004 will be approximately $60,000.

Although delayed, we continue to plan to expand our operations in Kingsport, Tennessee. Assuming we can negotiate a mutually acceptable long term lease with the lessor of our facility (see the discussion in the section of this report entitled “Properties”), the lessor will add an additional 3,000 square feet to the facility when needed. We first plan, subject to the availability of capital, to add approximately $100,000 in inventory to the present approximately $315,000 in inventory we have in our Kingsport facility to offer a more complete line of equipment, helmets and soft goods. We plan next to add approximately $30,000 in plant equipment (benches, lifts, a milling machine and a drill press) to eliminate the present practice of subcontracting all our machine work. Should the above plans be realized, we would add approximately seven employees to our Kingsport payroll at an approximate cost to the Company of $5,000 per week. We plan to raise the funds necessary to expand our Kingsport operations through a private offering of our securities. There can be no assurance, however, that we will be able to successfully raise these funds through a private offering of our securities or otherwise. If we are not able to raise these funds, we will not be able to expand our Kingsport operations during this time frame or possibly at all.

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

Going Concern.

The Company’s independent auditor has identified a substantial doubt about our ability to continue as a going concern. A failure to achieve positive cash flow by the end of 2004 could be fatal to the Company.

ITEM 7. FINANCIAL STATEMENTS

BAD TOYS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

YEARS ENDED DECEMBER 31, 2003 AND 2002

BAD TOYS, INC.

T. Alan Walls, CPA, P.C.

207 Boon Street, Suite 100

Johnson City, Tennessee 37604

Telephone: (423) 854-9908

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Bad Toys, Inc.

Kingsport, TN

I have audited the accompanying consolidated balance sheet of Bad Toys, Inc. as of December 31, 2003 and the related consolidated statements of income (losses), cash flows and changes in stockholders’ equity for the years then ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bad Toys Inc. as of December 31, 2003 and 2002 and the results of operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

T. Alan Walls, CPA, P.C.

Johnson City, Tennessee

March 15, 2004

Bad Toys, Inc.

Consolidated Balance Sheet

December 31, 2003

2003
ASSETS

Current Assets:

Cash and Cash Equivalents	$18,275
Accounts Receivable	26,972
Inventory	315,017
Prepaid Expenses	2,310

Total Current Assets	362,574

Property and Equipment:

Property and Equipment, net of Depreciation	17,104

Other Assets:

Goodwill - Net	$58,000
Employee Advances	13,708
Loan Advance	62,500
Utility Deposits	609

Total Other Assets	134,817

TOTAL ASSETS	$514,495

See accompanying notes to financial statements.

Bad Toys, Inc.

Consolidated Balance Sheet

December 31, 2003

2003
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$47,925
Wages Payable	18,000
Sales Tax Payable	7,347
Payroll Taxes Payable	59,454
Note Payable	49,866

Total Current Liabilities	182,592

Noncurrent Liabilities:
Note Payable - Shareholder	305,838

TOTAL LIABILITIES	$488,430

Stockholders’ Equity (Deficit):
Common Stock, $.01 par value; 40,000,000 Authorized; 7,430,200 shares issued and outstanding at December 31, 2003	74,302
Preferred Stock, $1.00 par value; 818,888 outstanding at December 31, 2003	818,888
Additional Paid-in Capital	1,619,498
Accumulated Deficit	(2,486,623)

Total Stockholders’ Equity (Deficit)	26,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$514,495

See accompanying notes to financial statements.

Bad Toys, Inc.

Consolidated Statements of Income (Losses)

Years Ended December 31, 2003 and 2002

	2003	2002
REVENUES:
Sales	$207,237	$104,376
Cost of Sales	215,072	77,277

Gross Profit (Loss)	(7,835)	27,099

COSTS AND EXPENSES:
General and Administrative Expenses	311,809	226,269

Income (Loss) from Operations before interest expense	(319,644)	(199,170)

Other Income/Expense:
Gain on sale of assets	47,428	-0-
Interest income	3	-0-
Interest expense	(115,040)	(113,565)

Total Other Income/Expense	(67,609)	(113,565)

Net Loss	$(387,253)	$(312,735)

BASIC and Diluted EARNINGS/(LOSS) PER COMMON SHARE	$(.05)	$(.06)

See accompanying notes to financial statements.

Bad Toys, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(387,253)	$(312,735)
Adjustments to Reconcile Net Loss to Net Cash Used For Operating Activities:
Depreciation and Amortization	17,700	45,651
Interest Expense	115,040	113,565
Gain on sale of assets	(60,521)	-0-
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(26,487)	2,250
(Increase) Decrease in Prepaid Expenses and Other Assets	(128,681)	(3,141)
(Increase) Decrease in Inventories	65,904	11,004
Increase (Decrease) in Accounts Payable and Accrued Liabilities	17,803	14,819

Total Adjustments	758	184,148

Net Cash Used For Operating Activities	(386,495)	(128,587)

See accompanying notes to financial statements.

Bad Toys, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payments for the Purchase of Property	$(4,033)	$(6,472)

Net Cash Provided by (Used for) Investing Activities	(4,033)	(6,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(-0-)	(1,714)
Proceeds from Shareholder Debt-Net	143,185	139,786
Shareholder Debt converted to Common Stock	260,000	-0-

Net Cash Provided by (Used for) Financing Activities	403,185	138,072

Net Cash Increase (Decrease)	12,657	3,013
Cash, Beginning	5,618	2,605

Cash-Ending	$18,275	$5,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$-0-	$-0-

Non-cash transactions:
Reference Notes 1, 6 and 7
Preferred Stock cancelled in exchange for inventory. Reference Note 6.

See accompanying notes to financial statements.

Bad Toys, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003 and 2002

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period- January 1, 2002	-0-	$-0-	5,610,200	$56,102	$1,051,270	$(1,786,635)	$(679,263)

Net Loss						(312,735)	(312,735)
Issuance of Preferred
Stock for debt reduction	1,027,000	1,027,000			36,428		1,063,428
Cancelled preferred for inventory	(18,112)	(18,112)					(18,112)
Conversion preferred to Common Stock	(100,000)	(100,000)	200,000	2,000	98,000		-0-
Conversion of Debt to Common Stock	-0-	-0-	200,000	2,000	98,000		100,000

Balance December 31, 2002	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,099,370)	$153,318

Net Loss						(387,253)	(387,253)
Conversion preferred to Common Stock	(90,000)	(90,000)	900,000	9,000	81,000		-0-
Conversion of Debt to Common Stock			400,000	4,000	196,200		200,000
Stock issue Bad Boyz Toyzz acquisition			120,000	1,200	58,800		60,000

Balance December 31, 2003	818,888	$818,888	6,710,200	$74,302	$1,619,498	$(2,486,623)	$26,065

See accompanying notes to financial statements

Bad Toys, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

Basis of Consolidation

These consolidated financial statements of Bad Toys, Inc. include the operations of its wholly owned subsidiary, Bad Boyz Toyzz, Inc. Bad Boyz Toyzz, Inc. operations consisted of an operating loss of $8,896 on sales of $19,220 during the year ended December 31, 2003. Bad Boyz Toyzz, Inc. operates the web site www.badboyztoyzz.com which brokers the sale of classic automobiles, street rods, custom cars and custom motorcycles. Bad Boyz Toyzz, Inc. was incorporated on June 30, 2003 as a Nevada Corporation. The Company issued 120,000 shares of common stock at $0.50 per share as part of the acquisition of the activities of Bad Boyz Toyzz, Inc.

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

Depreciation expense for the years ended December 31, 2003 and 2002 is $15,700 and $45,651, respectively.

Bad Toys, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

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

NOTE 2. INVENTORY:

	December 31, 2003	December 31, 2002
Parts for resale	$35,491	$133,092
Work in Process	13,225	46,617
Finished Goods	266,301	201,212

	$315,017	$380,921

NOTE 3. PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	December 31, 2003	December 31, 2002
Equipment	$38,698	$34,665
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	26,789	108,893

	127,963	206,034
Less Accumulated Depreciation	(110,859)	(143,152)

Property and equipment - net	$17,104	$62,882

Bad Toys, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 4. NOTES PAYABLE AND LONG TERM DEBT:

Notes Payable consist of the following:

	December 31, 2003	December 31, 2002
Bank note payable, interest rate 5.25% secured by stock, title, inventory Maturity June 30, 2002	$49,866	$48,286

Long term debt consist of the following:

Unsecured Notes Payable to stockholder due January 1, 2004 with interest at 10.0%, convertible to common stock at $0.10 per share	$305,838	$140,245

NOTE 5. INCOME TAXES:

The Company has loss carryforwards totaling $1,299,413 that may be offset against future taxable income. If not used the carryforwards will expire as follows:

Operating Losses
Year 2020	$142,525
Year 2021	456,900
Year 2022	312,735
Year 2023	387,253

$1,299,413

Components-Current and Deferred

	2003	2002
Current	$-0-	$-0-
Deferred benefit	389,824	273,648
Valuation Allowance	(389,824)	(273,648)

Total	$-0-	$-0-

Deferred taxes are recognized for the temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to operating loss carryforwards. The Company does not have any indication that the net operating loss carryforward will be realized. Therefore, a deferred tax asset has been recorded. However, a valuation allowance has been recorded to reflect a net deferred tax asset of $-0- as of December 31, 2003 and 2002.

Bad Toys, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 6. RELATED PARTY TRANSACTIONS:

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes. Net loans from shareholders amounted to $305,838 and $140,245 as of December 31, 2003 and 2002, respectively.

2.	The Company leases its facilities from a minority stockholder as described in Note 7.

3.	During the year ended December 31, 2002, the majority shareholder of the Company converted Note payable to the shareholder into $1.00 par value Preferred Stock which is convertible to Common Stock at a ratio of 1:10. The transaction converted $1,063,428 of debt to shareholder into Preferred Stock. An amount of $18,112 was cancelled by the Company in exchange for inventory stock.

4.	The majority shareholder converted shareholder debt to Common Stock in the amount of $100,000 for 200,000 shares of Common Stock during the year ended December 31, 2002 and converted shareholder debt to Common Stock in the amount of $200,000 for 400,000 shares of Common Stock during the year ended December 31, 2003.

5.	The shareholders converted Preferred Stock to Common Stock in the amount of $100,000 for 200,000 shares of Common Stock during the year ended December 31, 2002 and converted Preferred Stock to Common Stock in the amount of $90,000 for 900,000 shares of Common Stock during the year ended December 31, 2003.

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

The following is a schedule of future minimum rental payments required under the above operating lease as of December 31, 2003:

Year Ending December 31	Amount
2004	$21,000

$21,000

Rental expense for the periods ended December 31, 2003 and 2002 was $21,162 and $20,360, respectively.

Bad Toys, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 8. OPERATING AND CASH FLOW DEFICITS:

The Company has experienced significant adversity during its existence. As a result, the Company has a cumulative operating deficit of $2,486,623, and current liabilities, exceeds cash and current receivables by $137,345, at December 31, 2003. Management is anticipating additional changes to generate a capital inflow in 2004. While the proposed capital injection as well as potential conversions of debt to common stock, do project to improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

NOTE 9. LOSS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number off common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles the amounts reported in the financial statements:

	For the Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Loss Per- Share Amount
Income (loss) from continuing operations	$(387,253)	7,302,640	$(.05)
Effect of dilutive securities:

Convertible Preferred Stock	—	8,188,880	—
Convertible related party debt	—	3,058,380	—

Income (loss) available to common Stockholders-dilutive earnings per share	$(387,253)	18,549,900

(Other potential common stock is anti-dilutive)

	For the Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Loss Per- Share Amount
Income (loss) from continuing operations	$(312,735)	5,611,296	$(.06)
Effect of dilutive securities:

Convertible Preferred Stock	—	9,088,880	—
Convertible related party debt	—	1,402,450	—

Income (loss) available to common Stockholders-dilutive earnings per share	$(312,735)	16,102,626

(Other potential common stock is anti-dilutive)

During 2003 and 2002, the Company had Unsecured Notes Payable to Shareholders which was convertible to common stock at $.10 per share. The Unsecured Notes Payable to Shareholders was still outstanding at December 31, 2003.

Bad Toys, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

NOTE 10. PREFERRED STOCK

Purchase price of preferred stock is $1.00 per share with dividend rate of 10% per annum on a cumulative basis. Preferred Stock has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the company at $1.00 per share plus accumulated dividends.

NOTE 11. NOTE RECEIVABLE

On December 30, 2003, Chambers Automotive, Inc., a Tennessee corporation, executed and delivered its Interest Bearing Demand Promissory Note in the original principal amount of $62,500 to Bad toys, Inc. (the Company) in connection with the Company loaning working capital to Chambers Automotive, Inc. The note is secured by the assets of Chambers Automotive, Inc. The note bears interest at the rate of 7% per annum. The entire principal of the note is payable upon demand of the Company. The note was subsequently replaced by an Interest Bearing Demand Promissory Note in the original principal amount of $174,500. See Note 12, below.

NOTE 12. SUBSEQUENT EVENTS

On February 4, 2004, Bad Toys, Inc. (the Company), through its wholly owned subsidiary, Precision Tricks Customs, Inc. (Precision Tricks), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (Chambers Auto) and Precision Tricks Customs, Inc. (Precision), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was not able to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale.

In connection with the above referenced acquisitions, pursuant to a Real Property Purchase Agreement Precision Tricks was to acquire from the sole shareholder of each of Chambers Auto and Precision, the real property and manufacturing facility previously used by Chambers Auto and Precision in their street rod business, which was the same facility being used by Precision Tricks to operate the businesses. The acquisition of the real property, however, did not occur. Chambers Auto, Precision and its sole shareholder then filed a lawsuit in the Circuit Court for Cheatham County, Tennessee at Ashland City (Case #5540) against the Company the majority shareholder of the Company, alleging among other things breach of the Asset Purchase Agreement and damages. The Company and the majority shareholder are filing a counter claim seeking, among other things, specific performance of Asset Purchase Agreement and the Real Property Purchase Agreement. As of the date of this report, the claims are pending, and neither Precision Tricks nor the Company is operating the acquired businesses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) have conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company’s disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management of the Company to allow timely decisions regarding the Company’s public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer’s Certification included in this Annual Report on Form 10-KSB.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely on a review of the forms, reports, and certificates filed with the Company by such persons, Mr. Lunan did not timely file a Form 4 reflecting the conversion of $200,000 debt to 400,000 shares of common stock in 2003. Mr. Lunan filed the delinquent Form 4 on April 13, 2004.

The following table sets forth the names and ages of our directors and the positions they hold:

NAME	AGE	POSITION
Larry N. Lunan	62	Chairman of the Board of Directors, President and Chief Executive Officer
Roger A. Warren	39	Director, Vice President and Chief Financial Officer
Clinton L. Hubbard	52	Director

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

ROGER A. WARREN. Mr. Warren is a C.P.A. for Stafford & Warren, a C.P.A. firm specializing in small, start-up, and development-stage companies. Client industries served include manufacturing enterprises, real estate, professional service corporation, mining operations, and environmental clean-up. Mr. Warren was an accountant with Arthur Young & Co. from 1986 to 1990 and received a certified public accounting certificate in 1990. He then practiced accountancy as a sole proprietor from 1990 until 1998, when he combined his practice with Stafford & Associates to form Stafford & Warren. Mr. Warren has served as Chief Financial Officer and as a director of Bad Toys since August 2000.

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

					Other Annual Compen- sation ($)	Long-Term Compensation		All Other Com- pensation ($)
Name and Principal Position(2)	Annual Compensation					Awards	Payouts
	Year	Salary		Bonus ($)		Securities Underlying Options SARs (#)	LTIP Payouts ($)
Larry N. Lunan President and Chief Executive Officer	2003 2002 2001	72,000 72,000 72,000		— — —	— — —	— — —	— — —	— — —

Roger A. Warren (1) Vice President and Chief Financial Officer	2003 2002	(1 (1	) )	—	—	—	—	—

(1)	The amount paid to Mr. Warren as compensation was less than the minimum dollar amount required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B.
(2)	There are only two Named Executive Officers within the meaning of Item 402(a)(2) of Regulation S-B.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 8, 2004, relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director, director nominee and executive officer and, (c) all officers and directors as a group. We had 7,580,200 shares outstanding as of April 8, 2004.

Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Larry N. Lunan(3)(4) 2344 Woodridge Avenue, Kingsport, TN 37664	12,594,501	79.8%

Susan H. Lunan(3)(5) 2344 Woodridge Avenue, Kingsport, TN 37664	12,594,501	79.8%

Roger A. Warren 17130 Redhill Avenue, Irvine, CA 92714	50,000	* %

Clinton L. Hubbard 10 Rivera, Cote De Casa, CA 92679	245,000	3.2%

Al Kau 2344 Woodridge Avenue, Kingsport, TN 37664	400,000	5.2%

All officers and directors as a group (3 persons)(6)	12,889,501	81.7%

*	Less than 1%
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. See Footnote 3.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 8, 2004, upon the conversion of preferred stock. Each beneficial owner’s percentage ownership is determined by assuming that such preferred stock held by such person and which are convertible within 60 days from April 8, 2004 have been converted.
(3)	Larry and Susan Lunan are husband and wife. Each disclaims beneficial ownership of the other’s shares of Bad Toy common stock and preferred stock. Mr. Lunan owns 2,710,586 shares of common stock and 409, 444 shares of preferred stock and Mrs. Lunan owns 1,695,035 shares of common stock and 409,444 shares of preferred stock. Each share of preferred stock is convertible into 10 shares of common stock.
(4)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Mr. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Ms. Lunan.
(5)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Ms. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Mr. Lunan.
(6)	Includes 8,188,880 shares of common stock obtainable upon conversion of preferred stock owned by officers and directors.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the last quarter of the period covered by this report.

Exhibit No.	Description
2	Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2 to the Company’s Form 10 is hereby incorporated herein by reference

2.1	Amendment to Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10 is hereby incorporated herein by reference.

2.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.2 of the Company’s Form 10 is hereby incorporated herein by reference.

2.3	Articles of Amendment to Articles of Incorporation of Bad Toys, previously filed as Exhibit 2.3 to the Company’s Form 10, is hereby incorporated herein by reference.

2.4	By-Laws of Bad Toys, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, is hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-113548) is hereby incorporated herein by reference.

10.1	Asset Purchase Agreement among the Company, Jimmy Chambers, Chambers Automotive, Inc. & Precision Tricks Customs, Inc., filed as exhibit to the Company’s 8-K, filed on March 12, 2004

*23.1	Accountant’s Consent.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002..

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Audit fees billed by T. Alan Walls, CPA, P.C. for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-QSB’s for the fiscal years ending December 31, 2002 and December 31, 2003 were $15,300. and $17,000., respectively.

Audit Related Fees. There were no audit related fees billed by T. Alan Walls, CPA, P.C. in either December 31, 2002 or December 31, 2003.

Tax Fees. There were no tax fees billed by T. Alan Walls, CPA, P.C. in either December 31, 2002 or December 31, 2003.

All Other Fees. There were no other fees billed by T. Alan Walls, CPA, P.C. in either December 31, 2002 or December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kingsport, State of Tennessee on April 12, 2004.

BAD TOYS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 12, 2004.

Signature	Title
/s/ Roger A. Warren Roger A. Warren	Treasurer and Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Larry N. Lunan Larry N. Lunan	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Clinton L. Hubbard Clinton L. Hubbard	Director