Form 10QSB
period 2004-03-31
BAD TOYS INC
filed 2004-05-18
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 (First quarter of fiscal 2004)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of May 10, 2004 8,315,200 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

BAD TOYS, INC.

BAD TOYS, INC.

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003 AND

THREE MONTHS ENDED MARCH 31, 2004

BAD TOYS, INC.

T. Alan Walls, CPA, PC

207 Boone Street, Suite 100

Johnson City, TN 37604

(423) 854-9908

The Board of Directors

Bad Toys, Inc.

Kingsport, TN

I have reviewed the accompanying balance sheets of Bad Toys, Inc. as of March 31, 2004 and December 31, 2003 and the March 31, 2004 and 2003 statements of income, cash flows and changes in stockholders’ equity for the three months and quarter to date then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Bad Toys, Inc.

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

T. Alan Walls, CPA, P.C.

Johnson City, Tennessee

May 7, 2004

Bad Toys, Inc.

Balance Sheets

March 31, 2004 and 2003

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,510	$18,275
Accounts Receivable	86,982	26,972
Inventory	285,210	315,017
Prepaid Expenses	593	2,310

Total Current Assets	$400,295	$362,574

Property and Equipment:
Property and Equipment, net of Depreciation	17,453	17,104

Other Assets:
Other Assets	389,337	134,208
Utility Deposits	609	609

Total Other Assets	389,946	134,817

TOTAL ASSETS	$807,694	$514,495

See accompanying notes to financial statements.

Bad Toys, Inc.

Balance Sheets

March 31, 2004 and 2003

	March 31, 2004	December 31, 2003
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$48,274	$47,925
Wages Payable	36,000	18,000
Sales Tax Payable	4,009	7,347
Payroll Taxes Payable	66,024	59,454
Customer Deposit	17,860	-0-
Note Payable	10,500	49,866

Total Current Liabilities	182,667	182,592

Noncurrent Liabilities:
Note Payable-Officer	594,990	305,838

TOTAL LIABILITIES	$777,657	$488,430

Stockholders’ Equity:
10% Cumulative Preferred Stock,$1.00 par value; Authorized 10,000,000; 7,430,200 issued and outstanding at Dec. 31, 2003 Convertible 1:10 to common stock.	818,888	818,888
Common Stock, $.01 par value; 40,000,000 Authorized; 7,430,200 issued and outstanding at Mar. 31, 2004;	75,802	74,302
Additional Paid-in Capital	1,755,498	1,619,498
Accumulated Deficit	(2,620,651)	(2,486,623)

Total Stockholders’ Equity	30,037	26,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,694	$514,495

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Income

Three Months Ended March 31, 2004 and 2003

	3 months ended March 31, 2004	3 months ended March 31, 203	Year to date March 31, 2004	Year ot date March 31, 2003
REVENUES:
Sales	$63,214	$57,469	$63,214	$57,469
Cost of Sales	61,812	60,218	61,812	60,218

Gross Profit (Loss)	1,402	(2,749)	1,402	(2,749)

COSTS AND EXPENSES:
General and Administrative Expenses	105,274	45,276	105,274	45,276

Income (Loss) from Operations before interest expense	(103,872)	(48,025)	(103,872)	(48,025)
Other Income/Expense:
Interest expense	(32,818)	(27,841)	(32,818)	(27,841)
Interest income	3,162	3	3,162	3
Gain on Sale of Assets	-0-	-0-	-0-	-0-

Net Income (Loss)	$(133,528)	$(75,863)	$(133,528)	$(75,863)

BASIC EARNINGS/(LOSS) PER COMMON SHARE	$(.02)	$(.01)	$(.02)	$(.01)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

	3 months ended March 31, 2004	3 months ended March 31, 2003	Year to date March 31, 2004	Year to date March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(133,528)	$(75,863)	$(133,528)	$(75,863)

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,996	11,412	1,996	11,412
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(60,010)	(30,750)	(60,010)	(30,750)
(Increase) Decrease in Prepaid Expenses and Other Assets	1,717	1,530	1,717	1,530
(Increase) Decrease in Inventories	29,807	33,474	29,807	33,474
(Increase) Decrease in Other Assets	(155,129)	-0-	(155,129)	-0-
Increase (Decrease) in Accounts Payable and Accrued Liabilities	21,581	4,073	21,581	4,073
(Increase) Decrease in Other Liabilities	17,860	-0-	17,860	-0-

Total Adjustments	(142,178)	19,739	(142,178)	19,739

Net Cash Provided by (used for) Operating Activities	(238,206)	(56,124)	(275,706)	(56,124)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

	3 months ended March 31, 2004	3 months ended March 31, 2003	Year to date March 31, 2004	Year to date March 31, 2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payments for the Purchase of Property	$(2,345)	$(750)	(2,345)	$(750)

Net Cash Provided by (Used for) Investing Activities	(2,345)	$(750)	(2,345)	$(750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Equipment Loans	(39,366)	-0-	(39,366)	-0-
Proceeds from Issuance of Note Payable	-0-	-0-	-0-	-0-
Proceeds from Shareholder Debt-Net	289,152	62,098	289,152	62,098
Common Stock issued for services	37,500	-0-	37,500	-0-

Net Cash Provided by (Used for) Financing Activities	287,286	62,098	287,286	62,098

Net Cash Increase (Decrease)	9,235	5,224	9,235	5,224

Cash, Beginning	18,275	2,823	18,275	2,823

Cash-Ending	$27,510	$8,047	$27,510	$8,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash Paid for Interest	-0-	-0-	-0-	-0-

See accompanying notes to financial statements.

Bad Toys, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003 and 2002

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period—January 1, 2002	$-0-	$-0-	5,610,200	$56,102	$1,051,270	$(1,786,635)	$(679,263)
Net Loss						(312,735)	(312,735)
Issuance of Preferred Stock for debt reduction	1,027,000	1,027,000			36,428		1,063,428
Cancelled preferred for inventory	(18,112)	(18,112)					(18,112)
Conversion preferred to Common Stock	(100,000)	(100,000)	200,000	2,000	98,000		-0-
Conversion of Debt to Common Stock	-0-	-0-	200,000	2,000	98,000		100,000

Balance December 31, 2002	$908,888	$908,888	6,010,200	60,102	$1,283,698	$(2,099,370)	$153,318

Net Loss						(387,253)	(387,253)
Conversion preferred to Common Stock	(90,000)	(90,000)	(900,000)	9,000	81,000		-0-
Conversion of Debt to Common Stock			400,000	4,000	196,000		200,000
Stock issue Bad Boyz			120,000	1,200	58,800		60,000
Toyzz acquisition Balance: December 31, 2003	$818,888	$818,888	7,430,200	$74,302	$1,619,498	$(2,486,623)	$26,065

Net Loss						(133,528)	(133,528)
Common Stock—Services			50,000	500	37,000		37,500
Common Stock-(note 12)			100,000	1,000	99,000		100,000

Balance: March 31, 2004	$818,888	$818,888	7,580,200	$75,802	$1,755,498	$(2,620,151)	$30,037

See accompanying notes to financial statements

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

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

March 31, 2004 and 2003

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

Depreciation expense for the periods ended March 31, 2004 and 2003 is $1,996 and $11,412, respectively.

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

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

NOTE 2. INVENTORY:

	March 31, 2004	December 31,2003
Parts for resale	$4,774	$35,491
Work in Process	13,392	13,225
Finished Goods	267,044	266,301

	$285,210	$315,017

NOTE 3. PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	March 31, 2004	December 31, 2003
Equipment	$41,935	$38,698
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	27,897	26,789

	132,308	127,963
Less Accumulated Depreciation	(114,855)	(110,859)

Property and equipment—net	$17,453	$17,104

NOTE 4. NOTES PAYABLE:

Notes Payable consist of the following:

	March 31, 2004,	December 31, 2003
Bank note payable, interest rate 5.75%secured by stock, title, UCC1.Maturity December 31, 2002	$10,500	$49,866
Unsecured Notes Payable to stockholders due January 1, 2003 with interest at 10.0%, convertible to common stock at $0.10 per share	594,990	305,838

Total	605,490	355,704
Less current portion	10,500	49,866

Long Term Debt	$594,990	$305,838

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

NOTE 5. INCOME TAXES:

The Company has loss carryforwards totaling $1,395,441 that may be offset against future taxable income. If not used the carryforwards will expire as follows:

Operating Losses
Year 17	142,525
Year 18	456,900
Year 19	312,735
Year 20	387,253
Year 20	96,028

$1,395,441

Components-Current and Deferred

	2004	2003
Current	$-0-	$-0-
Deferred benefit	418,632	389,824
Valuation Allowance	(418,632)	(389,824)

Total	$-0-	$-0-

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

March 31, 2004 and 2003

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

NOTE 8. PREFERRED STOCK AND COMMON STOCK

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the company at $1.00 per share plus accrued interest.

During the quarter ended March 31, 2004, the Company issued 50,000 shares of common stock for services. The transaction was valued at $0.75 per share, $37,500 in total amount. The common shares issued are restricted from sale under Rule 144.

NOTE 10. OPERATING AND CASH FLOW DEFICITS:

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $2,582,651, and current liabilities, exceeds cash and current receivables by $68,175, at March 31, 2004. Management is anticipating additional changes to generate a capital inflow in 2003. While the proposed capital injection as well as potential conversions of debt to common stock, do project to improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

NOTE 11. EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number off common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles the amounts reported in the financial statements:

	For the Period Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per— Share Amount
Income from continuing operations	$(133,528)	7,580,200	$(.02)
Effect of dilutive securities:
Convertible related party debt	—	8,188,880	—

Income available to common Stockholders-dilutive earnings per share	$(133,528)	15,619,080	$(.02)

	For the Period Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per— Share Amount
Income from continuing operations	$(75,863)	6,010,200	$(.01)
Effect of dilutive securities:
Convertible preferred stock	—	9,088,880	—
Convertible related party debt	—	1,896,950	—

Income available to common Stockholders-dilutive earnings per share	$(75,863)	16,996,030	$(.01)

During 2004 and 2003, the Company had Unsecured Notes Payable to Shareholders which was convertible to common stock at $.10 per share. During the period ending March 31, 2004 and 2003, the Company had 818,888 and 908,888 shares, respectively, of convertible preferred stock outstanding which could be converted to common stock at a 1:10 ratio.

Bad Toys, Inc.

Notes to Financial Statements

March 31, 2004 and 2003

NOTE 12. OTHER ASSETS—NOTE RECEIVABLE

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

On February 4, 2004, Bad Toys, Inc. (the Company), through its wholly owned subsidiary, Precision Tricks Customs, Inc. (Precision Tricks), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (Chambers Auto) and Precision Tricks Customs, Inc. (Precision), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was not able to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale. As a part of the transaction, the Company issued 100,000 shares of stock at $1.00 per share in the total amount of $100,000. The common stock is restricted under Rule 144. The transaction has been classified as an other asset-loan for the quarter ended March 31, 2004 in the amount of $100,000.

In connection with the above referenced acquisitions, pursuant to a Real Property Purchase Agreement Precision Tricks was to acquire from the sole shareholder of each of Chambers Auto and Precision, the real property and manufacturing facility previously used by Chambers Auto and Precision in their street rod business, which was the same facility being used by Precision Tricks to operate the businesses. The acquisition of the real property, however, did not occur. Chambers Auto, Precision and its sole shareholder then filed a lawsuit in the Circuit Court for Cheatham County, Tennessee at Ashland City (Case #5540) against the Company and the majority shareholder of the Company, alleging among other things breach of the Asset Purchase Agreement and damages. The Company and the majority shareholder are filing a counter claim seeking, among other things, specific performance of Asset Purchase Agreement and the Real Property Purchase Agreement. As of the date of this report, the claims are pending, and neither Precision Tricks nor the Company is operating the acquired businesses.

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

REVENUES

Revenues for the quarter ended March 31, 2004 were $63,214, which was an increase of $5,745 when compared with the revenue for the quarter ended March 31, 2003 of $57,469. The increase is due to the new brokerage activity in Bad Boyz Toyzz, Inc. during the quarter ended March 31, 2004.

COST OF SALES

The increase in the Company’s cost of sales for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 in the amount of $1,594 was directly related to the increase in outside accounting services related to payroll activity for the quarter ended March 31, 2004.

GENERAL AND ADMINISTRATIVE

Comparing general and administrative expenses for the quarter ended March 31, 2004 to the quarter ended March 31, 2003, the total increase of $55,847 was due principally to the cost of the new brokerage activity in Bad Boyz Toyzz, Inc., in the amount of approximately $12,000, offset by a decrease in depreciation expense of approximately the same amount plus an increase of $53,000 in legal and accounting fees and consulting costs associated with the purchase of Chambers Automotive, Inc. and Precision Tricks Customs, Inc. and other acquisition activity(See note 12 on the financial statements).

LIQUIDITY AND CASH FLOW

Cash and cash equivalents increased form $2,823 for the quarter ended March 31, 2003 to $18,275 for the quarter ended March 31, 2004, primarily due to loans from shareholders. Management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. Bad Toy’s management believes that it will need to raise approximately $175,000 to $250,000 to cover expenses for the year 2004. Bad Toys has funded it cash needs over the period covered by this Form 10-QSB with cash on hand, revenues, and loans from shareholders.

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

On February 4, 2004, the Company, through its wholly owned subsidiary, Precision Tricks Customs, Inc. (Precision Tricks), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (Chambers Auto) and Precision Tricks Customs, Inc. (Precision), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was not able to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale. As a part of the transaction, the Company issued 100,000 shares of stock at $1.00 per share in the total amount of $100,000. The transaction has been classified as an other asset-loan for the quarter ended March 31, 2004 in the amount of $100,000.

In connection with the above referenced acquisitions, pursuant to a Real Property Purchase Agreement Precision Tricks was to acquire from the sole shareholder of each of Chambers Auto and Precision, the real property and manufacturing facility previously used by Chambers Auto and Precision in their street rod business, which was the same facility being used by Precision Tricks to operate the businesses. The acquisition of the real property, however, did not occur. Chambers Auto, Precision and its sole shareholder then filed a lawsuit in the Circuit Court for Cheatham County, Tennessee at Ashland City (Case #5540) against the Company and the majority shareholder of the Company, alleging among other things breach of the Asset Purchase Agreement and damages. The Company and the majority shareholder are filing a counter claim seeking, among other things, specific performance of Asset Purchase Agreement and the Real Property Purchase Agreement. As of the date of this report, the claims are pending, and neither Precision Tricks nor the Company is operating the acquired businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 11, the Company issued 100,000 shares of its restricted common stock to Chambers Automotive, Inc. and Precision Tricks Customs, Inc. pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with the Company’s purchase of certain assets related to the automobile business conducted by Chambers Automotive, Inc. and Precision Tricks Customs, Inc.

On February 11, the Company issued 50,000 shares to Norm Vestor as consideration for his assistance in locating and acquiring dealerships in the Florida area along with personnel searches in both motorcycle and automotive business. The shares were issued under Section 4(2) of Regulation D.

The 150,000 shares referenced above are restricted securities and the certificates representing those shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

I TEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

2	Articles of Incorporation of Bad Toys, Inc. filed as Exhibit 2 to the Company’s Form 10 is hereby incorporated herein by reference.

2.1	Amendment to Articles of Incorporation of Bad Toys, Inc. previously filed as Exhibit 2.1 to the Company’s Form 10 is hereby incorporated herein by reference.

2.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10 is hereby incorporated herein by reference.

2.3	Articles of Amendment to the Articles of Incorporation of Bad Toys, Inc. previously filed as Exhibit 2.3 to the Company’s Form 10 is hereby incorporated herein by reference.

2.4	By-Laws of Bad Toys, Inc., previously filedas Exhibit 2.4 to the Company’s Form 10 is hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548) is hereby incorporated herein by reference.

10.1	Asset Purchase Agreement among the Company, Jimmy Chambers, Chambers Automotive, Inc. & Precision Tricks Customs, Inc., filed as an exhibit to the Company’s 8-K, filed on March 12, 2004.

*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K:

1. 8-K filed on February 18, 2004 under Item 2, in connection with acquisition of Chambers Automotive, Inc. and Precision Tricks Customs, Inc.

2. 8-K/A filed on March 2, 2004 amending the February 18, 2004 8-K to address litigation in connection with the purchase agreement with Chambers Automotive, Inc. and Precision Tricks Customs, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS, INC. (Registrant)

May 10, 2004
/s/ Larry N. Lunan
Larry N. Lunan, Chairman of the Board of Directors

May 10, 2004
/s/ Larry N. Lunan
Larry N. Lunan, President and Chief Executive Officer (Principal Executive Officer)

May 10, 2004
/s/ Roger A. Warren
Roger A. Warren, Treasurer and Chief Financial Officer (Principal Financial Officer)