Form 10QSB
period 2004-06-30
BAD TOYS INC
filed 2004-08-23
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 (Second quarter of fiscal 2004)

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 00-50059

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 23, 2004, 10,183,016 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BAD TOYS, INC.

BAD TOYS, INC.

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2003 AND

SIX MONTHS ENDED JUNE 30, 2004

BAD TOYS, INC.

T. Alan Walls, CPA, PC

207 Boone Street, Suite 100

Johnson City, TN 37604

(423) 854-9908

The Board of Directors

Bad Toys, Inc.

Kingsport, TN

I have reviewed the accompanying balance sheets of Bad Toys, Inc. as of June 30, 2004 and December 31, 2003 and the June 30, 2004 and 2003 statements of income, cash flows and changes in stockholders’ equity for the six months and quarter to date then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Bad Toys, Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

T. Alan Walls, CPA, P.C.

Johnson City, Tennessee

August 3, 2004

B ad Toys, Inc.

Balance Sheet

June 30, 2004 and December 31, 2003

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$17,189	$18,275
Accounts Receivable	76,013	26,972
Inventory	289,009	315,017
Prepaid Expenses	406,899	2,310

Total Current Assets	$789,110	$362,574

Property and Equipment:

Property and Equipment, net of Depreciation	20,102	17,104

Other Assets:
Other Assets	499,085	134,208
Utility Deposits	609	609

Total Other Assets	499,694	134,817

TOTAL ASSETS	$1,308,906	$514,495

See accompanying notes to financial statements.

Bad Toys, Inc.

Balance Sheet

June 30, 2004 and December 31, 2003

	(Unaudited) June 30, 2004		December 31, 2003
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts Payable	$49,092		$47,925
Wages Payable	54,000		18,000
Sales Tax Payable	1,520		7,347
Payroll Taxes Payable	72,312		59,454
Customer Deposit	-0	-	-0	-
Note Payable	10,500		49,866

Total Current Liabilities	187,424		182,592

Noncurrent Liabilities:
Note Payable-Officer	801,903		305,838

TOTAL LIABILITIES	$989,327		$488,430

Stockholders’ Equity:
10% Cumulative Preferred Stock, $1.00 par value; Authorized 10,000,000; 7,430,200 issued and outstanding at Dec. 31, 2003 Convertible 1:10 to common stock.	818,888		818,888
Common Stock, $.01 par value; 40,000,000 Authorized; 9,363,016 issued and outstanding at June 30, 2004;	93,631		74,302
Additional Paid-in Capital	2,804,538		1,619,498
Accumulated Deficit	(3,397,478)		(2,486,623)

Total Stockholders’ Equity	319,579		26,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,308,906		$514,495

See accompanying notes to financial statements.

B ad Toys, Inc.

Statement of Income

Three and Six Months Ended June 30, 2004 and 2003

	3 months ended June 30, 2004		3 months ended June 30, 2003		Year to date June 30, 2004		Year to date June 30, 2003
REVENUES:
Sales	$24,727		$48,855		$87,941		$106,324
Cost of Sales	38,456		53,549		100,268		113,767

Gross Profit (Loss)	(13,729)		(4,694)		(12,327)		(7,443)

COSTS AND EXPENSES:
General and Administrative Expenses	724,502		49,274		829,774		94,550

Income (Loss) from Operations before interest expense	(738,231)		(53,968)		(842,101)		(101,993)

Other Income/Expense:
Interest expense	(39,096)		(28,010)		(71,916)		(55,852)
Interest income	-0	-	-0	-	3,162		3
Gain on Sale of Assets	-0	-	60,522		-0	-	60,522

Net Income (Loss)	$(777,327)		$(75,863)		$(910,855)		$(97,320)

BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$(.04)		$(.00)		$(.05)		$(.02)

See accompanying notes to financial statements.

B ad Toys, Inc.

Statement of Cash Flows

Six Months Ended June 30, 2004 and 2003

	(Unaudited) June 30, 2004	(Unaudited) June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(910,855)	$(97,320)

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,992	16,120
Gain on sale of assets		(60,522)
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(49,041)	(43,750)
(Increase) Decrease in Prepaid Expenses and Other Assets	(767,294)	2,331
(Increase) Decrease in Inventories	26,008	54,303
Increase (Decrease) in Accounts Payable and Accrued Liabilities	44,198	(32,939)

Total Adjustments	(742,137)	(64,457)

Net Cash Provided by (used for) Operating Activities	$(1,652,992)	$(161,777)

See accompanying notes to financial statements.

Bad Toys, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

	(Unaudited) June 30, 2004		(Unaudited) June 30, 2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	$-0	-	$90,000
Purchase of Property	(6,990)		(1,550)

Net Cash Provided by (Used for) Investing Activities	54,000		88,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Loans	(39,366)		-0	-
Proceeds from Issuance of Note Payable	-0	-	-0	-
Proceeds from Shareholder Debt-Net	496,065		70,039
Proceeds from Issuance of Common Stock	1,204,369		-0	-

Net Cash Provided by (Used for) Financing Activities	1,661,068		70,039

Net Cash Increase (Decrease)	1,086		(3,288)
Cash, Beginning	18,275		5,618

Cash-Ending	17,189		2,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest	$-0	-	$-0	-

See accompanying notes to financial statements.

B ad Toys, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004 and Year Ended December 31, 2003

	Number of Shares Preferred Stock	Preferred Stock	Number of Shares Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at beginning of period-January 1, 2003	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,099,370)	$153,318

Net Loss						(387,253)	(387,253)
Conversion preferred to Common Stock	(90,000)	(90,000)	900,000	9,000	81,000		-0	-
Conversion of Debt to Common Stock			400,000	4,000	196,000		200,000
Stock issue Bad Boyz Toyzz acquisition			120,000	1,200	58,800		60,000

Balance December 31, 2003	818,888	$818,888	7,430,200	$74,302	$1,619,498	$(2,486,623)	$26,065

Net Loss						(910,855)	(910,855)
Common Stock-(Note 11)			100,000	1,000	99,000		100,000
Common Stock-Services			1,310,000	13,100	660,200		673,300
Conversion of Debt to Common Stock			300,000	3,000	27,000		30,000
Common Stock- Finance Package			222,816	2,229	398,840		401,069

Balance: June, 30, 2004	818,888	$818,888	9,363,016	$93,631	$2,804,538	$(3,397,478)	$319,579

See accompanying notes to financial statements

B ad Toys, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies of Bad Toys, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

June 30, 2004 and 2003

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

Depreciation expense for the periods ended June 30, 2004 and 2003 is $3,992 and $16,120, respectively.

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

Bad Toys, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

NOTE 2. INVENTORY:

	June 30, 2004	December 31, 2003
Parts for resale	$8,575	$35,491
Work in Process	13,392	13,225
Finished Goods	267,042	266,301

	$289,009	$315,017

NOTE 3. PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows:

	June 30, 2004	December 31, 2003
Equipment	$48,173	$38,698
Furniture and Fixtures	9,294	9,294
Leasehold Improvements	53,182	53,182
Vehicles	27,897	26,789

	136,953	127,963
Less Accumulated Depreciation	(116,851)	(110,859)

Property and equipment - net	$20,102	$17,104

NOTE 4. NOTES PAYABLE:

Notes Payable consist of the following:

	June 30, 2004	December 31, 2003
Bank note payable, interest rate 5.75% secured by stock, title, UCC1. Maturity December 31, 2002	$10,500	$49,866
Unsecured Notes Payable to stockholders due January 1, 2003 with interest at 10.0%, convertible to common stock at $0.10 per share	801,903	305,838

Total	812,403	355,704
Less current portion	10,500	49,866

Long Term Debt	$801,903	$305,838

Bad Toys, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

NOTE 5. INCOME TAXES:

The Company has loss carryforwards totaling $2,170,772 that may be offset against future taxable income. If not used the carryforwards will expire as follows:

Operating Losses
Year 17	142,525
Year 18	456,900
Year 19	312,735
Year 20	387,253
Year 20	871,359

$2,170,772

Components-Current and Deferred

	2004	2003
Current	$-0-	$-0-
Deferred benefit	651,231	389,824
Valuation Allowance	(651,231)	(389,824)

Total	$-0-	$-0-

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

June 30, 2004 and 2003

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

NOTE 8. PREFERRED STOCK:

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest.

NOTE 9. OPERATING AND CASH FLOW DEFICITS:

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $3,397,478, and the Company’s current liabilities exceed cash and current receivables by $94,222, at June 30, 2004. Management is anticipating additional changes to generate a capital inflow in 2004. While the proposed capital injection as well as potential conversions of debt to common stock may improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

Bad Toys, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

NOTE 10. EARNINGS PER SHARE:

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles the amounts reported in the financial statements:

	For the Period Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Income from continuing operations	$(910,855)	9,363,016	$(.10)

Effect of dilutive securities:
Convertible preferred stock	—	8,188,880	—
Convertible related party debt	—	8,019,030	—

Income available to common Stockholders-dilutive earnings per share	$(910,855)	25,570,926	$(.04)

	For the Period Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Income from continuing operations	$(387,253)	7,430,200	$(.05)

Effect of dilutive securities:
Convertible preferred stock	—	8,188,880	—
Convertible related party debt	—	3,058,380	—

Income available to common Stockholders-dilutive earnings per share	$(387,253)	18,677,460	$(.02)

During 2004 and 2003, the Company had Unsecured Notes Payable to Shareholders which were convertible to common stock at $.10 per share. During the period ending June 30, 2004 and 2003, the Company had 818,888 and 908,888 shares, respectively, of convertible preferred stock outstanding which could be converted to common stock at a 1:10 ratio.

Bad Toys, Inc.

Notes to Financial Statements

June 30, 2004 and 2003

NOTE 11. OTHER ASSETS:

On December 30, 2003, Chambers Automotive, Inc., a Tennessee corporation, executed and delivered its Interest Bearing Demand Promissory Note in the original principal amount of $62,500 to Bad Toys, Inc. (the “Company”) in connection with the Company loaning working capital to Chambers Automotive, Inc. The note is secured by the assets of Chambers Automotive, Inc. The note bears interest at the rate of 7% per annum. The entire principal of the note is payable upon demand of the Company. The note was subsequently replaced by an Interest Bearing Demand Promissory Note in the original principal amount of $174,500.

On February 4, 2004, Bad Toys, Inc. (the “Company”), through its wholly owned subsidiary, Precision Tricks Customs, Inc. (“Precision Tricks”), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (“Chambers Auto”) and Precision Tricks Customs, Inc. (“Precision”), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was not able to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale. As part of the transaction, the Company issued 100,000 shares of stock at $1.00 per share in the total amount of $100,000. The common stock is restricted under Rule 144. The transaction has been classified as another asset-loan for the quarter ended June 30, 2004 in the amount of $100,000.

In connection with the above referenced acquisitions, pursuant to a Real Property Purchase Agreement, Precision Tricks was to acquire from the sole shareholder of each of Chambers Auto and Precision, the real property and manufacturing facility previously used by Chambers Auto and Precision in their street rod business, which was the same facility being used by Precision Tricks to operate the businesses. The acquisition of the real property, however, did not occur. Chambers Auto, Precision and its sole shareholder then filed a lawsuit in the Circuit Court for Cheatham County, Tennessee at Ashland City (Case #5540) against the Company and the majority shareholder of the Company, alleging among other things breach of the Asset Purchase Agreement and damages. The Company and the majority shareholder are filing a counter claim seeking, among other things, specific performance of Asset Purchase Agreement and the Real Property Purchase Agreement. As of the date of this report, the claims are pending, and neither Precision Tricks nor the Company is operating the acquired businesses.

The increase of approximately $404,000 in prepaid expenses are cost and fees associated with the Company’s, Standby Equity Distribution Agreement with Cornell Capital and the registration statement for shares to be issued under the Standby Equity Distribution Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Special Notes Regarding Forward-Looking Statements

Information included or incorporated by reference in this Form 10-QSB may contain forward-looking statements, which we believe are within the meaning of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. Such forward-looking statements involve unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements.

INTRODUCTION

Bad Toys, Inc. (“Bad Toys” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada under the name BTMC, Inc. The Company changed its name to Bad Toys, Inc. before it commenced operations in early September, 2000. Bad Toys is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan, and which operated under another corporate entity which also used the name Bad Toys, Inc. Bad Toys manufactures for sale V-twin motorcycles from component parts; maintains a customizing and motorcycle servicing operation; and, special orders premium accessories, parts, customizing items and apparel related to Harley-Davidson motorcycles. References to “we,” “our” or “us” also mean the Company.

REVENUES

Revenues for the three month period ended June 30, 2004 were $24,727, which is a decrease of $24,128 when compared with the revenue for the three month period ended June 30, 2003 of $48,855. Revenues for the six month period ended June 30, 2004 were $87,941, which is a decrease of $18,383, for the six month period ended June 30, 2003 of $106,324. The decrease is attributable to not selling a completed custom motorcycle for approximately $49,000 during the second quarter. However, this decrease is offset by an increase in brokerage revenues of $2,489 and an increase in parts, sales and service revenues of $15,894.

COST OF SALES

Cost of sales for the three month period ended June 30, 2004 was $38,456, which is a decrease of $15,093 when compared to cost of sales for the three month period ended June 30, 2003 of $53,549. Cost of sales for the six month period ended June 30, 2004 was $100,268, which is a decrease of $13,499, when compared to cost of sales for the six month period ended June 30, 2003 of $113,767. These decreases are directly related to the decrease in revenues during the second quarter plus the increase cost for our brokerage operation of $11,323.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and costs associated with advertising, professional fees and other costs associated with being a public company. General and administrative expenses for the three month period ended June 30, 2004 were $724,502, which is an increase of $675,228 when compared to the three month period ended June 30, 2003, of $49,274. General and administrative expenses for the six month period ended June 30, 2004 were $829,774, which is an increase of $735,224 when compared to the six month period ended June 30, 2003, of $94,550. This significant increase is due to the issuance of Company shares to various consultants for services rendered or to be rendered to the Company. The Company issued shares equal to approximately (i) $85,000 for legal and tax accounting services; (ii) $425,000 for consulting services in the area of corporate business plan development, asset development, and business strategy; and (iii) $145,000 for business development and research on Company product niches. In addition, $11,300 is attributable to new costs associated with the brokerage services. The balance is comprised of various miscellaneous items.

PREPAID EXPENSES

The increase of approximately $404,000 in prepaid expenses is cost and fees associated with the Company’s Standby Equity Distribution Agreement with Cornell Capital.

LIQUIDITY AND CASH FLOW

Cash and cash equivalents increased from $2,330 for the six month period ended June 30, 2003, to $17,189 for the six month period ended June 30, 2004. Loans from shareholders for the six month period ended June 30, 2004 were $496,065, which is an increase of $426,026 when compared to the six months ended June 30, 2003 of $70,039. The increase in loans from shareholders is due to the Company’s need to advance approximately $327,000 to acquisition candidates. In addition, the Company advanced approximately $5,000 to commence activity on the Standby Equity Distribution Agreement with Cornell Capital. The balance was used in operations.

On June 2, 2004, the Company entered into a Standby Equity Distribution Agreement (the “Equity Agreement”) with Cornell Capital Partners, L.P., a Delaware limited partnership (“Cornell Capital”). Pursuant to the terms of the Equity Agreement, the Company has the right, but not the obligation, to require Cornell Capital to purchase shares of the Company’s common stock in amounts up to $225,000 for each seven business days, up to a maximum of $12 million over the next 24 months. The equity draw-downs under the Equity Agreement are at the Company’s discretion; provided, however, the Company may not obtain a draw-down under the Equity Agreement in the event such draw-down would cause Cornell Capital to own more than 9.9% of the then outstanding common stock of the Company.

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

The Company’s majority shareholders, Larry N. Lunan and Susan H. Lunan, have filed a $300,000 claim against Mycom Group, Inc., an Ohio corporation, in connection with a merger that occurred in August, 2000, between Mycom Group, Inc. and the Company’s predecessor, pursuant to which Mycom Group, Inc. acquired the predecessor Company’s corporate shell for use in an unrelated business. Pursuant to the terms of the merger transaction, the predecessor Company’s custom motorcycle and manufacturing business and all of the predecessor Company’s assets associated with such business were transferred to the Lunans, the former majority shareholders of the predecessor Company, in exchange for the Lunans’ cancellation of $654,212 in debt owed to them by the predecessor Company and the Lunans’ assumption of all other unpaid debt of the predecessor Company. Thereafter, the Lunans transferred these assets to the Company in exchange for the Company’s assumption of all liabilities related to the predecessor Company’s motorcycle business that had been assumed by the Lunans. The Lunans believe that, as a part of that transaction, Mycom Group, Inc. was to have paid the Lunans $300,000 as reimbursement for certain costs paid for by the Lunans in connection with the merger transaction, which reimbursement did not occur. This litigation is pending in the United States District Court for the Southern District of Ohio. The Lunans also have filed a malpractice claim against an attorney who advised the predecessor Company in connection with this merger seeking damages in the amount of $300,000. There can be no assurance that the Lunans will be successful in pursuing either claim.

On February 4, 2004, the Company, through its wholly owned subsidiary, Precision Tricks Customs, Inc. (“Precision Tricks”), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (“Chambers Auto”) and Precision Tricks Customs, Inc. (“Precision”), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was unable to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale. As a part of the transaction, the Company issued 100,000 shares of stock at $1.00 per share in the total amount of $100,000. The transaction has been classified as another asset-loan for the quarter ended June 30, 2004 in the amount of $100,000.

In connection with the above referenced acquisitions, pursuant to a Real Property Purchase Agreement, Precision Tricks was to acquire from the sole shareholder of each of Chambers Auto and Precision, the real property and manufacturing facility previously used by Chambers Auto and Precision in their street rod business, which was the same facility being used by Precision Tricks to operate the businesses. The acquisition of the real property, however, did not occur. Chambers Auto, Precision and its sole shareholder then filed a lawsuit in the Circuit Court for Cheatham County, Tennessee at Ashland City (Case #5540) against the Company and the majority shareholder of the Company, alleging among other things breach of the Asset Purchase Agreement and damages. The Company and the majority shareholder are filing a counter claim seeking, among other things, specific performance of Asset Purchase Agreement and the Real Property Purchase Agreement. As of the date of this report, the claims are pending, and neither Precision Tricks nor the Company is operating the acquired businesses.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30, the Company issued 250,000 shares of its restricted common stock to First Advisory, LLC pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with certain advertising services rendered to the Company by First Advisory, LLC.

On June 10, the Company issued 217,246 shares of its restricted common stock to Cornell Capital pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with the Equity Agreement the Company executed with Cornell Capital.

On June 10, the Company issued 5,570 shares of its restricted common stock to Newbridge Securities Corporation (“Newbridge”) pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with a Placement Agent Agreement executed between the Company and Newbridge in connection with the Equity Agreement.

On June 10, the Company issued 20,000 shares of its restricted common stock to Lynbrook Partners, LLC pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with certain research and public relations services rendered to the Company by Flying Point Consulting, Inc.

On June 10, the Company issued 10,000 shares of its restricted common stock to the Hyde Family Revocable Trust pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with certain research and public relations services rendered to the Company by Flying Point Consulting, Inc.

On June 10, the Company issued 10,000 shares of its restricted common stock to the Sweeney Family Revocable Trust pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with certain research and public relations services rendered to the Company by Flying Point Consulting, Inc.

The 512,816 shares referenced above are restricted securities and the certificates representing those shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In May 2003, The first Tennessee Bank, a financial institution from which we borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, instituted legal action against Bad Toys and Mr. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. We filed a counterclaim against The First Tennessee Bank claiming damages as a result of the Bank’s failure to sell certain securities owned by Susan H. Lunan and pledged to the bank as additional security for the loan. A judgment was entered in favor of the Bank on its claim against Bad Toys in the amount of approximately $49,000 in September 2003. The judgment entered against Bad Toys provides for the foreclosure on certain inventory pledged by Bad Toys to secure the loan. Additionally, Bad Toys’ counterclaim against The First Tennessee Bank was dismissed, with prejudice. Bad Toys has appealed the decision. The Bank’s claim has been bonded in full by the Lunans as of June 30, 2004 and the Lunans paid approximately $35,000 to the Bank, with a remaining balance on the claim of $13,500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Registration Statement on Form SB-2

On July 15, 2004, Bad Toys filed a registration statement on Form SB-2, registering 6,872,652 shares of common stock on behalf of certain selling stockholders in connection with the Equity Agreement between the Company and Cornell Capital. The Securities and Exchange Commission declared the registration statement effective on August 2, 2004. Although the Company is not selling any shares of common stock in this offering, the Company will receive proceeds from the sale of its common stock under the Equity Agreement.

Acquisition or Disposition of Assets

On August 9, 2004, Bad Toys acquired 19,990,000 of the issued and outstanding shares of the common capital stock, $.001 par value per share, of American Eagle Manufacturing Co., a Nevada corporation maintaining manufacturing and administrative offices at 2052 Corte Del Nogal, Carlsbad, California 92009 (the “Shares”) (“American Eagle”) from Don R. Logan and Barrie Logan (collectively, the “Seller”). American Eagle is engaged in the manufacture and sale of custom motorcycles. The purchase price for the Shares was $4,250,000, minus the adjustment amount (as described below). The Company agreed to pay $3,000,000 of the purchase price in cash and $1,250,000 of the purchase price by delivery of 250,000 shares of the Company’s restricted common stock, which the Company has guaranteed the Seller will receive no less than $5.00 per share upon the Seller’s resale of those shares. At the Closing, the Company delivered 250,000 shares of its restricted common stock and $250,000 in cash. The Company also agreed it would deliver an additional $750,000 once it obtained funding under the Equity Agreement with Cornell Capital. In the interim, the Company has agreed to pay $10,000 per month towards the $750,000 obligation until this obligation is satisfied. Once the Company satisfies the $750,000 obligation, the remaining balance of the purchase price will be paid by the Company to the Seller in four installments of $500,000 on the following dates: (i) no later than six months from the Closing Date; (ii) twelve months after the Closing Date; (iii) eighteen months after the Closing Date; and (iv) twenty-four months after the Closing Date. In the event the Company’s securities become listed on AMEX and the Company receives debt or equity financing that is in an amount between $2,500,000 and $10,000,000 from Cornell Capital, the Company has agreed to accelerate the timing of the above installment payments.

As mentioned above, the purchase price may be decreased on a dollar-for-dollar basis by the amount the Closing Net Assets (as defined in the Stock Purchase Agreement) are less than $2,414,839. The Company has thirty (30) days from the Closing Date to perform physical, financial and market feasibility examinations, inspections and studies. In the event the Company is not satisfied with the results of the inspection, for any reason whatsoever, the Company may call for an adjustment to the purchase price.

Larry N. Lunan, Clinton Hubbard, and Roger A. Warren were elected to serve on the Board of Directors of American Eagle for the year 2004-2005.

A copy of the Stock Purchase Agreement, dated August 9, 2004, among the Company, Don R. Logan and Barrie Logan, as amended, is being filed herewith as Exhibit 10.1 and 10.2. The Exhibits and Schedules to the Stock Purchase Agreement have been omitted. The schedules have not been completed as of the date of this report. The schedules contemplated by the Stock Purchase Agreement are as follows:

EXHIBIT A	Registration Rights Agreement
EXHIBIT B	Non-Competition Agreement
EXHIBIT D	Opinion of Counsel
SCHEDULE 3.2	Capitalization
SCHEDULE 3.4	Subsidiaries
SCHEDULE 3.8	Undisclosed Liabilities
SCHEDULE 3.9	Changes
SCHEDULE 3.10	Litigation
SCHEDULE 3.12	Material Contracts
SCHEDULE 3.13	Insurance
SCHEDULE 3.14	Material Leases
SCHEDULE 3.16	Employees
SCHEDULE 3.18	Patents and Trademarks
SCHEDULE 3.21	Customers and Suppliers
SCHEDULE 3.23	Employee Benefit Plans
SCHEDULE 3.24	Bank Accounts
SCHEDULE 3.25	Licenses

The Company will furnish to the Securities and Exchange Commission a copy of any omitted schedules, when and if completed, upon request.

The financial statements and pro forma financial information required by Item 7 of Form 8K are not included in this report. The Company will file the required financial statements and pro forma information within 60 days of the filing date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.	Articles of Incorporation of Bad Toys, Inc. filed as Exhibit 2 to the Company’s Form 10 is hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys, Inc. previously filed as Exhibit 2.1 to the Company’s Form 10 is hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10 is hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys, Inc. previously filed as Exhibit 2.3 to the Company’s Form 10 is hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10 is hereby incorporated herein by reference.

*10.1	Stock Purchase Agreement by and among Bad Toys, Inc., Don Logan and Barrie Logan executed on August 9, 2004.

*10.2	First Addendum to the Stock Purchase Agreement by and among Bad Toys, Inc., Don Logan, and Barrie Logan executed on August 9, 2004.

*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K:

1.	8-K/A filed on April 23, 2004 amending the February 18, 2004 8-K to address litigation in connection with the purchase agreement with Chambers Automotive, Inc. and Precision Tricks Customs, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS, INC.
(Registrant)

August 23, 2004

/s/ Larry N. Lunan
Larry N. Lunan, Chairman of the Board of Directors

August 23, 2004

/s/ Larry N. Lunan
Larry N. Lunan, President and Chief Executive Officer (Principal Executive Officer)

August 23, 2004

/s/ Roger A. Warren
Roger A. Warren, Treasurer and Chief Financial Officer (Principal Financial Officer)