Form 10QSB
period 2004-09-30
BAD TOYS Holdings, Inc.
filed 2004-11-22
CIK 1200268

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 (Third quarter of fiscal 2004)

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 00-50059

BAD TOYS HOLDINGS, INC.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

As of November 22, 2004, 11,833,016 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

ASSETS

	(Unaudited)
	2004	2003
CURRENT ASSETS
Cash	$22,741	$18,275
Investments	9,102,000	—
Accounts receivable - Trade	211,434	26,972
Inventory	1,001,771	315,017
Prepaid expenses	425,546	2,310

TOTAL CURRENT ASSETS	10,763,492	362,574

FIXED ASSETS
Furniture & fixtures	180,801	9,294
Equipment	506,131	38,698
Vehicles	91,037	26,789
Leasehold improvements	164,348	53,182

	942,317	127,963
Less: Accumulated depreciation	(244,675)	(110,859)

	697,642	17,104

OTHER ASSETS
Deposits	39,499	609
Trademarks & patents	25,354	—
Notes receivable	331,337	—
Other assets	52,500	134,208
Goodwill	77,000	—

	525,690	134,817

	$11,986,824	$514,495

See accompanying notes and accountant’s report.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	2004	2003
CURRENT LIABILITIES
Notes payable	$775,500	$49,866
Bank overdrafts	9,508	—
Accounts payable	191,107	47,925
Accrued interest	60,938	—
Accrued warranty	15,000	—
Accrued wages	89,615	18,000
Accrued and withheld taxes	69,970	66,801
Deferred tax liability	1,500,000	—
Current portion of Notes payable	500,000	—

TOTAL CURRENT LIABILITIES	3,211,638	182,592

Long-term Debt
Notes payable	1,407,728	—
Notes payable - officer	1,308,015	305,838

	2,715,743	305,838

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	108,850	74,302
Additional contributed capital	3,769,318	1,619,498
Retained deficit	(3,706,069)	(2,486,623)
Accumulated other comprehensive income	5,068,456	—

	6,059,443	26,065

	$11,986,824	$514,495

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30,		Year to Date September 30,
	2004	2003	2004	2003
REVENUES	$122,817	$75,853	210,758	$182,177

EXPENSES
Manufacturing	131,651	71,965	231,919	191,383
Sales and marketing	29,228	—	29,228	—
General and administrative	990,060	130,157	1,891,750	276,600

	1,150,939	202,122	2,152,897	467,983

OPERATING LOSS	(1,028,122)	(126,269)	(1,942,139)	(285,806)

OTHER INCOME
Miscellaneous	3,108	—	6,270	60,521

TAX PROVISIONS	(639)	—	(639)	—

NET LOSS from operations	(1,025,653)	$(126,269)	(1,936,508)	$(225,285)

COMPREHENSIVE INCOME - Net of tax
Unrealized gain on securities	5,068,456		5,068,456

NET COMPREHENSIVE INCOME	$4,042,803		$3,131,948

NET LOSS from operations per share	$(0.04)		$(0.08)

COMPREHENSIVE INCOME per share	$0.20		$0.20

NET COMPREHENSIVE INCOME per share	$0.16		$0.12

Average shares outstanding	25,570,926		25,570,926

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30,		Year to Date September 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATION ACTIVITIES
Net (Loss)	$(1,025,653)	$(127,985)	(1,936,508)	(225,285)
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	2,000	—	5,992	16,120
Stock for services	673,300	—	1,588,299	—
Adjustment to earnings due to sale of American Eagle	717,062	—	717,062	—
Changes in Assets and Liabilities
Increase in Accounts receivable	(16,397)	15,202	(65,438)	(28,548)
Increase in Inventory	(21,599)	20,001	4,409	74,304
Increase in Prepaid expenses	189,216	(63,748)	(28,250)	(61,417)
(Increase) in Accounts payable	(264,113)	141,426	(219,915)	137,945
(Increase) in Accrued wages	—	—	65,538	—
(Increase) in Accrued and withheld taxes	—	—	3,169	—

CASH FLOWS FROM OPERATING ACTIVITIES	253,816	(15,104)	134,358	(86,881)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	—	—	—	—
Purchase of Fixed assets	(24,584)	(2,450)	(31,574)	(4,000)
Purchase of American Eagle	(690,840)	—	(690,840)	—
Increase in Notes receivable	—	—	(331,337)	—
Reduction in Other assets	81,708	—	81,708	—
Purchase of Investments	(2,533,544)	—	(2,533,544)	—

CASH FLOWS FROM INVESTING ACTIVITIES	(3,167,260)	(2,450)	(3,505,587)	(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans	—	—	(39,366)	—
Proceeds from issuance of Notes payable	2,282,884	—	2,282,884	—
Proceeds from Shareholder - Debt net	586,112	28,466	1,082,177	98,505
Proceeds from sale of stock	50,000	—	50,000	—

CASH FLOWS FROM FINANCING ACTIVITIES	2,918,996	28,466	3,375,695	98,505

NET CASH INCREASE	5,552	10,912	4,466	7,624
CASH AT BEGINNING OF PERIOD	17,189	2,330	18,275	5,618
CASH ACQUIRED	(9,508)	—	(9,508)	—

CASH AT END OF PERIOD	$13,233	$13,242	$13,233	$13,242

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and Year Ended December 31, 2003

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2003	908,888	$908,888	6,010,200	$60,102	$1,283,698	$(2,099,370)	$—	$153,318
Net loss	—	—	—	—	—	(387,253)	—	(387,253)
Conversion preferred to Common stock	(90,000)	(90,000)	900,000	9,000	81,000	—	—	—
Conversion of Debt to Common stock	—	—	400,000	4,000	196,000	—	—	200,000
Stock issued Bad Toyz Toyzz acquisition	—	—	120,000	1,200	58,800	—	—	60,000

Balance December 31, 2003	818,888	818,888	7,430,200	74,302	1,619,498	(2,486,623)	—	26,065

Net other comprehensive income	—	—	—	—	—	(1,936,508)	5,068,456	3,131,948
Adjustment to Retained deficit for sale of American Eagle	—	—	—	—	—	717,062	—	717,062
Stock issued Chambers Auto acquisition	—	—	100,000	1,000	99,000	—	—	100,000
Stock issued for services	—	—	2,245,000	22,450	1,507,849	—	—	1,530,299
Conversion of Debt to Common stock	—	—	800,000	8,000	72,000	—	—	80,000
Stock issue for fixed assets	—	—	35,000	350	34,650	—	—	35,000
Stock sales	—	—	51,934	519	49,481	—	—	50,000
Stock issued for finance package	—	—	222,816	2,229	386,840	—	—	389,069

Balance September 30, 2004	818,888	$818,888	10,884,950	$108,850	$3,769,318	$(3,706,069)	$5,068,456	$6,059,443

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Depreciation expense for the periods ended September 30, 2004 and 2003 is $5,992 and $16,120, respectively.

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

NOTE 2. INVENTORY:

	September 30, 2004	December 31, 2003
Parts for resale	$10,174	$35,491
Work in Process	339,303	13,225
Finished Goods	652,294	266,301

	$1,001,771	$315,017

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 3 - OTHER ASSETS

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

On February 4, 2004, Bad Toys, Inc. (the “Company”), through its wholly owned subsidiary, Precision Tricks Customs, Inc. (“Precision Tricks”), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (“Chambers Auto”) and Precision Tricks Customs, Inc. (“Precision”), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was not able to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale. As part of the transaction, the Company issued 100,000 shares of stock at $1.00 per share in the total amount of $100,000. The common stock is restricted under Rule 144. The transaction has been classified as another asset-loan for the quarter ended September 30, 2004 in the amount of $100,000.

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

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 3 - OTHER ASSETS - CONTINUED

The increase of approximately $404,000 in prepaid expenses are cost and fees associated with the Company’s, Standby Equity Distribution Agreement with Cornell Capital and the registration statement for shares to be issued under the Standby Equity Distribution Agreement.

NOTE 4 – NOTES PAYABLE

Notes Payable

These notes were acquired as part of the American Eagle asset purchase.

On January 6, 2004 the American Eagle Manufacturing, Co. entered into a $490,000 Convertible Promissory Note with an individual. The loan is due upon demand. The interest rate is 10%. The note is unsecured. The note is convertible into shares of American Eagle’s common stock at the holder’s option after July 6, 2004 and before July 6, 2005 at a rate of 80% of the average selling price per share over the previous 30 days. The note has not been converted. The balance outstanding under this agreement at September 30, 2004 was $490,000.

On May 14, 2004 the American Eagle Manufacturing, Co. entered into a $65,000 Demand Promissory Note with a corporation. The note is due on demand, has a 7% interest rate and is secured by all property, accounts receivable, inventories and general intangibles of the Company. The Company has borrowed an additional $55,000 from this corporation over an above the note agreement. The balance outstanding at September 30, 2004 was $120,000.

On December 11, 2002 the American Eagle Manufacturing, Co. entered into a note with an individual. The note was due December 11, 2003, had a 30% prepaid interest and fees factor, bore interest at 7% and could be converted into shares of the American Eagle’s common stock at the holder’s option. Shares of the American Eagle’s common stock common stock also secure the note. The balance outstanding at September 30, 2004 was $150,000.

The Company entered into a loan agreement with a commercial, interest rate 5.75% secured by stock, title, UCC1. The note matured December 31, 2002. The balance outstanding at September 30, 2004 and December 31, 2003 was $15,500 and 49,866 respectively.

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 4 – NOTES PAYABLE-CONTINUED

Long-Term Debt

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due September 30, 2004 was $500,000. The long-term portion due at September 30, 2004 was $1,407,728.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these note during the next year. Accordingly the notes are classified as long-term at September 30, 2004. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding at September 30, 2004 and December 31, 2003 was $1,308,015 and $305,838 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2.	The Company leases its facilities from a minority stockholder as described in Note 7.

NOTE 6 - LEASING ARRANGEMENTS

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

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 7 – EQUITY - CONTINUED

stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, Preferred stock authorized. There were 818,888 shares outstanding at September 30, 2004 and December 31, 2003.

Common Stock

In September 2004, the shareholders’ of the Company increased the authorized shares of $0.01 par value common stock to 300,000,000 shares. There were 10,884,950 and 7,430,200 shares outstanding at September 30, 2004 and December 31, 2003, respectively.

NOTE 8- ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The total purchase price of the stock was $4,500,000 with certain offsets if the equity of the American Eagle was less than $2,414,839 on date of closing. The total amount of the note was $2,533,544. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due September 30, 2004 was $500,000. The long-term portion due at September 30, 2004 was $1,407,728.

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed all the liabilities of American Eagle Manufacturing, Co. for 1,818,000 shares of its Common stock. On October 21, 2004 American Eagle Manufacturing entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement.

NOTE 9 - OPERATING AND CASH FLOW DEFICITS

The Company has experienced significant adversity during the development stage of its existence. As a result, the Company has a cumulative operating deficit of $4,423,131 through September 30, 2004 Management is anticipating additional changes to generate a capital inflow in 2004. While the proposed capital injection as well as potential conversions of debt to common stock may improve the Company’s working capital position, there can be no assurance that the Company will be successful in accomplishing its objectives.

The Company is also in default of two Note agreements at September 30, 2004.

BAD TOYS HOLDINGS, INC.

Notes to Financial Statements

September 30, 2004

NOTE 9 - OPERATING AND CASH FLOW DEFICITS – CONTINUED

These factors, among others, may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc
Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Certified Public Accountants

Board of Directors

BadToys, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheets of Bad Toys Holdings, Inc. and Subsidiary as of September 30, 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The Company has not generated significant revenues or profits to date. This factor among others, may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
November 21, 2004
Fairlawn, Ohio

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

INTRODUCTION

Bad Toys Holdings, Inc. (“Bad Toys” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada under the name BTMC, Inc. The Company changed its name to Bad Toys, Inc. before it commenced operations in early September, 2000. Bad Toys is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan, and which operated under another corporate entity which used the name Bad Toys, Inc. Bad Toys manufactures for sale V-twin motorcycles from component parts; maintains a customizing and motorcycle servicing operation; and, special orders premium accessories, parts, customizing items and apparel related to Harley-Davidson motorcycles. References to “we,” “our” or “us” also mean the Company.

REVENUES

Revenues for the three month period ended September 30, 2004 were $122,817 which was an increase of $46,964 when compared with the revenue for the three month period ended September 30, 2003 of $75,853. Revenues for the nine month period ended September 30, 2004 were $210,758, which was an increase of $28,581, for the nine month period ended September 30, 2003 of $182,177. The increase is due to the acquisition of American Eagle Manufacturing Company.

COST OF SALES

Cost of sales for the three month period ended September 30, 2004 were $131,651, which was an increase of $59,686 when compared to costs of sales for the three month period ended September 30, 2003 of $71,965. Cost of sales for the nine month period ended September 30, 2004 were $231,919 which was an increase of $40,536, when compared to costs of sales for the nine month period ended September 30, 2003 of $191,383. These increases were directly related to the increase in revenues during the third quarter.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries and costs associated with advertising, professional fees and other costs associated with being a public company and the administration of Bad Toys. General and administrative expenses for the three month period ended September 30, 2004 were $990,060, which is an increase of $859,903 when compared with the general and administrative expenses for the three month period ended September 30, 2003 of $130,157. General and administrative expenses for the nine month period ended September 30, 2004 were $1,891,750, which is an increase of $1,615,150 when compared with the general and administrative expenses for the nine month period ended September 30, 2003 of $276,600. This significant increase was caused by the issuance of common stock of American Eagle Manufacturing Company to various consultants for services rendered or to be rendered to the Company in connection with the Share Exchange Agreement between American Eagle Manufacturing Company and Intercommunity Financing Corp. d/b/a No Borders; Raul Hinojosa-Ojeda; and Robert M. Rosenfeld (described in this Report in Item 5). These services included legal and accounting services, consulting services in the area of corporate business plan development, asset development, and business strategy, business development and research on Company product niches, and various miscellaneous items. In addition, the Company incurred expenses in the form of normal corporate overhead in the amount of approximately $686,060.

PREPAID EXPENSES

The Company experienced an increase of approximately $404,000 in prepaid expenses due to various costs and fees associated with the Company’s Equity Distribution Agreement with Cornell Capital Partners, L.P., a Delaware limited partnership. These expenses include fees associated with the Company’s registration statement filed and effective on August 2, 2004.

LIQUIDITY AND CASH FLOW

Cash and cash equivalents decreased from $13,242 for the nine month period ended September 30, 2003 to $13,233 for the nine month period ended September 30, 2004. Borrowings from shareholders for the nine month period ended September 30, 2004 of $1,082,177 increased by $983,672 when compared to the nine months ended September 30, 2003 of $98,505. The increase in borrowings from shareholders was due to advancing acquisition candidates approximately $873,016, and approximately $110,656 was for legal and accounting services and normal operations.

On June 2, 2004, the Company entered into a Standby Equity Distribution Agreement (the “Equity Distribution Agreement”) with Cornell Capital Partners, L.P., a Delaware limited partnership (“Cornell Capital”). Under the Equity Distribution Agreement, the Company may issue and sell to Cornell Capital common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital pays the Company 98% of, or a 2% discount to, the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. The Company also pays Cornell Capital a fee equal to 5% of each advance, which is retained by Cornell Capital from each cash advance the Company receives.

Pursuant to the terms of the Equity Distribution Agreement, on July 15, 2004, Bad Toys filed a registration statement on Form SB-2, registering 6,877,652 shares of common stock on behalf of certain selling stockholders. The Securities and Exchange Commission declared the registration statement effective on August 2, 2004 (Registration No. 333-117384). Although the Company is not selling any shares of common stock in this offering, the Company receives proceeds from the sale of its common stock to Cornell Capital under the Equity Distribution Agreement.

ACQUISITION OF AMERICAN EAGLE MANUFACTURING COMPANY

On August 9, 2004, Bad Toys acquired 19,990,000 of the issued and outstanding shares of the common capital stock, $.001 par value per share, of American Eagle Manufacturing Co., a Nevada corporation maintaining manufacturing and administrative offices at 2052 Corte Del Nogal, Carlsbad, California 92009 (the “Shares”) (“American Eagle”) from Don R. Logan and Barrie Logan (collectively, the “Seller”). American Eagle is engaged in the manufacture and sale of custom motorcycles. The purchase price for the Shares was $4,250,000, minus the adjustment amount (as described below). The Company agreed to pay $3,000,000 of the purchase price in cash and $1,250,000 of the purchase price by delivery of 250,000 shares of the Company’s restricted common stock, which the Company has guaranteed the Seller will receive no less than $5.00 per share upon the Seller’s resale of those shares. At the Closing, the Company delivered 250,000 shares of its restricted common stock and $250,000 in cash. The Company also agreed it would deliver an additional $750,000 once it obtained funding under the Equity Distribution Agreement with Cornell Capital. In the interim, the Company has agreed to pay $10,000 per month towards the $750,000 obligation until this obligation is satisfied. Once the Company satisfies the $750,000 obligation, the remaining balance of the purchase price will be paid by the Company to the Seller in four installments of $500,000 on the following dates: (i) no later than six months from the Closing Date; (ii) twelve months after the Closing Date; (iii) eighteen months after the Closing Date; and (iv) twenty-four months after the Closing Date. In the event the Company’s securities become listed on AMEX and the Company receives debt or equity financing that is in an amount between $2,500,000 and $10,000,000 from Cornell Capital, the Company has agreed to accelerate the timing of the above installment payments.

As mentioned above, the purchase price may be decreased on a dollar-for-dollar basis by the amount the Closing Net Assets (as defined in the Stock Purchase Agreement) are less than $2,414,839. The pro forma financial statements the Company filed on October 22, 2004 on Form 8-K reflect all know adjustments to the purchase price as of that date; however, the Company is continuing to perform physical, financial and market feasibility examinations, inspections and studies, which may result in a further adjustment to the purchase price.

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended September 30, 2004, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, The First Tennessee Bank, a financial institution from which the Company borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, instituted legal action against Bad Toys and Mr. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company filed a counterclaim against The First Tennessee Bank claiming damages as a result of the Bank’s failure to sell certain securities owned by Susan H. Lunan and pledged to the Bank as additional security for the loan. A judgment was entered in favor of the Bank on its claim against Bad Toys in the amount of approximately $49,000 in September 2003. The judgment entered against Bad Toys provides for the foreclosure on certain inventory pledged by Bad Toys to secure the loan. Additionally, Bad Toys’ counterclaim against The First Tennessee Bank was dismissed, with prejudice. Bad Toys has appealed the decision. The Bank’s claim has been bonded in full by the Lunans as of September 30, 2004 and the Lunans paid approximately $35,000 to the Bank, with a remaining balance on the claim of $13,500.

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

On February 4, 2004, the Company, through its wholly owned subsidiary, Precision Tricks Customs, Inc. (“Precision Tricks”), a Nevada corporation that was formed on February 4, 2004, acquired and began operating the businesses of Chambers Automotive, Inc. (“Chambers Auto”) and Precision Tricks Customs, Inc. (“Precision”), both Tennessee corporations engaged in the manufacture and sale of custom street rods. Through Precision Tricks, the Company acquired the assets of Chambers Auto and

Precision at that time even though the businesses of both Chambers Auto and Precision were financially troubled. Due to actions by the sole shareholder of Chambers Auto and Precision, Precision Tricks was unable to complete all of the documentation contemplated by the Asset Purchase Agreement executed among the Company, Chambers Auto, Precision and the sole shareholder of Chambers Auto and Precision (and subsequently assigned by the Company to Precision Tricks). Nevertheless, the Company and Precision Tricks believe that Precision Tricks has legally acquired the assets of the businesses pursuant to the terms of the Asset Purchase Agreement and a bill of sale. As a part of the transaction, the Company issued 100,000 shares of stock at $1.00 per share in the total amount of $100,000. The transaction has been classified as another asset-loan for the quarter ended September 30, 2004 in the amount of $100,000.

In connection with the above referenced acquisitions, pursuant to a Real Property Purchase Agreement, Precision Tricks was to acquire from the sole shareholder of each of Chambers Auto and Precision, the real property and manufacturing facility previously used by Chambers Auto and Precision in their street rod business, which was the same facility being used by Precision Tricks to operate the businesses. The acquisition of the real property, however, did not occur. Chambers Auto, Precision and its sole shareholder then filed a lawsuit in the Circuit Court for Cheatham County, Tennessee at Ashland City (Case #5540) against the Company and the majority shareholder of the Company, alleging, among other things, breach of the Asset Purchase Agreement and damages. The Company and the majority shareholder are filing a counter claim seeking, among other things, specific performance of the Asset Purchase Agreement and the Real Property Purchase Agreement. As of the date of this report, the claims are pending, and neither Precision Tricks nor the Company is operating the acquired businesses.

In connection with the Company’s acquisition of a majority interest in American Eagle Manufacturing Company (“American Eagle”) and its subsequent acquisition of substantially all of the assets of American Eagle, the Company has been named as a defendant in the following lawsuit:

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, the Company may be required to satisfy any damages awarded. The Superior Court has stayed all action in this case until a related matter, Comerica Bank v. American Eagle Manufacturing Company and American Eagle Manufacturing Company v. Gregory Spak and A.E. Technologies, Inc. and Fastrak Motorcycles and Hellbent Motorcycles, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved. In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. Although the Company has not been named in this lawsuit, the Company currently possesses some of the assets at issue and is holding these assets until it is provided with instructions to return these assets to Comerica Bank. Comerica Bank is seeking $689,335 in this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2004, the Company issued 250,000 shares of its restricted common stock to Don R. Logan pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with that certain Stock Purchase Agreement, dated August 9, 2004, between the Company, Don R. Logan and Barrie Logan, a copy of which is attached hereto as Exhibit 10.1.

The 250,000 shares referenced above are restricted securities and the certificates representing those shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

In September 2004, the Company issued 51,934 shares of its common stock to Cornell Capital pursuant to the Equity Distribution Agreement in exchange for $50,000. Costs associated with this transaction were $2,631.57. The Company used the $50,000 for the Company’s general working capital needs.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In May 2003, The First Tennessee Bank, a financial institution from which the Company borrowed $50,000, which was payable in full, together with interest accruing at an annual rate of 5.75%, on December 31, 2002, instituted legal action against Bad Toys and Mr. Lunan to enforce repayment of this loan and to take possession of certain inventory of the Company securing the loan. The Company filed a counterclaim against The First Tennessee Bank claiming damages as a result of the Bank’s failure to sell certain securities owned by Susan H. Lunan and pledged to the Bank as additional security for the loan. A judgment was entered in favor of the Bank on its claim against Bad Toys in the amount of approximately $49,000 in September 2003. The judgment entered against Bad Toys provides for the foreclosure on certain inventory pledged by Bad Toys to secure the loan. Additionally, Bad Toys’ counterclaim against The First Tennessee Bank was dismissed, with prejudice. Bad Toys has appealed the decision. The Bank’s claim has been bonded in full by the Lunans as of September 30, 2004 and the Lunans paid approximately $35,000 to the Bank, with a remaining balance on the claim of $13,500.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders holding a majority of the Company’s common stock consented in writing as of September 17, 2004, to amend and restate the Company’s Articles of Incorporation to change the Company’s name to “Bad Toys Holdings, Inc.,” and to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 300,000,000 shares.

The Company filed a Preliminary Information Statement on Schedule 14C on August 13, 2004, with the Commission and filed its Definitive Information Statement on Schedule 14C on October 4, 2004, with the Commission. The Company believes these changes were effective as of September 17, 2004.

ITEM 5. OTHER INFORMATION

Change in the Company’s Certifying Accountant.

On October 21, 2004, the Company’s auditor, T. Alan Walls, CPA, P.C. (“Mr. Walls”), notified the Company’s Board of Directors that, due to Mr. Walls’ acceptance of employment as the Chief Financial Officer of Emergystat, Inc., Mr. Walls was required to resign, effective immediately, as the Company’s auditor. The Company’s Board of Directors has reluctantly accepted the resignation of Mr. Walls.

No accountant’s report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles, except that, due to the Company’s recurring losses from operations and its net capital deficiency, Mr. Walls’ opinions expressed substantial doubt about the Company’s ability to continue as a going concern. During the Company’s two (2) most recent fiscal years ended December 31, 2003 and 2002 and from January 1, 2004 to October 21, 2004, there were no disagreements with Mr. Walls on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Furthermore, during the Company’s two (2) most recent fiscal years ended December 31, 2003 and 2002 and from January 1, 2004 to October 21, 2004, there were no “reportable events” as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

On October 21, 2004, as a result of the resignation of T. Alan Walls, CPA, P.C., the Company’s Board of Directors authorized the engagement of Pollard Kelly Auditing Services, Inc. (“Pollard Kelly”) of Fairlawn, Ohio as its new independent auditor for the fiscal year ending December 31, 2004. During the Company’s two (2) most recent fiscal years ended December 31, 2003 and 2002, and the subsequent interim periods through October 21, 2004, the Company did not consult with Pollard Kelly regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

SUBSEQUENT EVENTS

Share Exchange Agreement with Intercommunity Financing Corp.

On October 21, 2004, the Company’s subsidiary, American Eagle Manufacturing Company, a Nevada corporation (“American Eagle”), entered into a Share Exchange Agreement with Intercommunity Financing Corp. d/b/a No Borders, a California corporation (“No Borders”); Raul Hinojosa-Ojeda (“Ojeda”); and Robert M. Rosenfeld (“Rosenfeld,” collectively with Ojeda the “No Borders Shareholders”) (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, American Eagle acquired one hundred percent of the issued and outstanding common stock of No Borders (the “Shares”). In consideration for the Shares, American Eagle issued 40,000,000 shares of its restricted common stock to the No Borders Shareholders representing approximately 90% of the issued and outstanding shares of American Eagle’s common stock after giving effect to the Share Exchange Agreement. American Eagle and the No Borders Shareholders delivered the consideration required under the Share Exchange Agreement on October 28, 2004.

The Company previously controlled American Eagle, however, after giving effect to the Share Exchange Agreement, the Company owns approximately 7% of the issued and outstanding common stock of American Eagle.

A copy of the Share Exchange Agreement, dated October 21, 2004, between American Eagle Manufacturing Company, No Borders and the No Borders Shareholders is attached hereto as Exhibit 10.2.

Acquisition of Assets of American Eagle Manufacturing Company

On October 22, 2004, the Company acquired substantially all of the assets of its former subsidiary, American Eagle. The acquired assets include, but are not limited to, all real and personal property (tangible and intangible) of American Eagle previously used by American Eagle in its custom motorcycle manufacturing business. As consideration and payment for the assets, the Company delivered 1,818,182 shares of the Company’s restricted common stock (the “Shares”) to American Eagle and assumed all liabilities and obligations of American Eagle related to its custom motorcycle manufacturing business (the “Purchase Price”). The parties determined the Purchase Price by multiplying the estimated net book value of the assets, valued as a going concern as of the date of the transaction, by a multiplier of approximately 3.22. In addition to the foregoing, American Eagle has agreed to distribute the Shares pro-rata to its shareholders of record as of September 15, 2004; provided however, that such a distribution is in compliance with both Nevada corporate law and Federal and State securities laws.

A copy of the Asset Purchase Agreement, dated October 22, 2004, as amended on October 28, 2004, between American Eagle Manufacturing Company and Bad Toys Holdings, Inc. is attached hereto as Exhibit 10.3.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.	Articles of Incorporation of Bad Toys Holdings, Inc., previoulsly filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

10.1	Stock Purchase Agreement by and among Bad Toys Holdings, Inc.; Don R. Logan and Barrie Logan dated August 9, 2004, previously filed on Form 10-QSB for the quarter ended June 30, 2004, is hereby incorporated herein by reference.

10.2	Share Exchange Agreement by and among American Eagle Manufacturing Company, a Nevada Corporation; Intercommunity Financing Corp. d/b/a No Borders, a California corporation; Raul Hinojosa-Ojeda; and Robert M. Rosenfeld dated October 21, 2004, previously filed on Form 8-K, is hereby incorporated herein by reference.

10.3	Asset Purchase Agreement by and between Bad Toys Holdings, Inc. and American Eagle Manufacturing Company, a Nevada corporation, dated October 22, 2004, previously filed on Form 8-K, is hereby incorporated herein by reference.

*16.1	Letter on Change in Certifying Accountant from T. Alan Walls, CPA, P.C., dated November 22, 2004.

20.1	Schedule 14C Definitive Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934, previously filed on October 4, 2004, is hereby incorporated herein by reference.

*31.1	Written Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Written Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.
(Registrant)

November 22, 2004	/s/ Larry N. Lunan
Larry N. Lunan, Chairman of the Board of Directors

November 22, 2004	/s/ Larry N. Lunan
Larry N. Lunan, President and Chief Executive
Officer
(Principal Executive Officer)

November 22, 2004	/s/ Roger A. Warren
Roger A. Warren, Treasurer and Chief Financial Officer
(Principal Financial Officer)