Form 10KSB
period 2004-12-31
BAD TOYS Holdings, Inc.
filed 2005-04-15
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-50059

BAD TOYS HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	94-3371514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2344 Woodridge Avenue Kingsport, Tennessee	37664
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (423) 247-9560

Securities registered under 12(b) of the Exchange Act:

None

Securities registered under 12 (g) of the Exchange Act:

Common Stock

(Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The issuer’s revenues for its most recent fiscal year were $3,725,034. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 14, 2005 is $3,811,959. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of April 14, 2005 was 16,147,018.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

2004 FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Bad Toys Holdings, Inc., a Nevada corporation, and its operating subsidiaries (collectively “Bad Toys” or the “Company”) was incorporated on June 1, 2000. Prior to February 2005, Bad Toys’ business primarily consisted of the manufacture for sale of V-twin motorcycles from component parts. However, on February 5, 2005, but effective December 1, 2004, the Company acquired Southland Health Services, Inc., a Delaware corporation. Southland Health Services is a regional medical transportation provider and, through its operating subsidiaries, provides health care services, including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service.

Due to our recent acquisition of Southland Health Services, Inc., we now operate in the following business segments:

•	Through our Southland Health Services, Inc. division, we provide medical transportation services, including emergency and non-emergency ambulance services. Our Southland Division operates in over 200 communities within seven states. We have over 1,100 full and part-time employees and provide over 130,000 patient transports per year.

•	Through our Bad Toys division, we continue to design, manufacture, distribute, service and sell custom made, Harley-Davidson® type, V-twin motorcycles from component parts. We also offer premium accessories, parts, customizing items and apparel related to Harley-Davidson® motorcycles on-line and directly from our retail and factory outlets. We continue to expand this division of our Company through our acquisition of American Eagle Manufacturing Company and Gambler Motorcycle Company.

Any references to “we,” “our,” or “us,” as those terms may be used throughout this Annual Report on Form 10-KSB, also mean the Company.

STRATEGY

Our Company’s operating strategy is to be a high-quality, low-cost producer and provider in each of the business segments and markets we serve. We intend to promote our leadership positions by investing in existing businesses and developing new markets. Our business strategy in the foreseeable future will be to grow the company through profitable acquisitions while also focusing on enhancing internal growth and operational efficiency for existing businesses units.

BUSINESS UNITS

SOUTHLAND DIVISION-MEDICAL TRANSPORTATION

On February 5, 2005, but effective December 1, 2004, the Company acquired 92% of the issued and outstanding capital stock of Southland Health Services, Inc., a Delaware corporation, with corporate offices located in Vernon, Alabama (“Southland”). Southland is a regional medical transportation provider and, through its operating subsidiaries, provides health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. In future years the Company plans to expand Southland’s operations into other health care related services such as durable medical equipment and home health care. Our Southland Division has over 1100 full and part time employees and provides over 130,000 medical transports annually. We currently serve approximately 200 communities in 7 states.

The initial focus of Southland will be medical transportation services. The company will primarily operate within the southeast region of the United States. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations will operate under the brand name “Emergystat”.

Revenues for these services are primarily derived from fees charged for medical transportation services. Southland had approximately $3,472,377 million dollars in revenues for 2004. This business unit comprises 93% of the Company’s total 2004 annual revenues.

Southland provides medical transportation services under contracts with governmental entities, hospitals, health care facilities and other health care organizations and primarily derive our revenue under these contracts through reimbursements under private insurance programs and government programs such as Medicare and Medicaid and reimbursement from a variety of governmental entities, as well as through fees paid directly by patients utilizing our services.

Medical Transportation Services

Emergency Ambulance Services

We generally provide emergency ambulance response and medical transportation services pursuant to contracts with counties and/or municipalities. These contracts are generally exclusive in nature making us the provider of emergency ambulance services in a designated service area and require us to respond to every emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract.

We typically respond to virtually all calls with Advanced Life Support (“ALS”) ambulance units, unless otherwise specified by contract.

ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (“EMT”) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

Upon arrival at an emergency medical call, the ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition, and if required, administer advanced life support techniques and procedures that may include tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (“BLS”) services, which include cardiopulmonary resuscitation (“CPR”), basic airway management and basic first aid including splinting, spinal immobilization, recording of vital signs and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

Non-Emergency Ambulance Services

We also provide non-emergency ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences, hospitals, long-term care centers and other health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s needs.

We generally staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

We provide ambulance services, critical care transports and non-medical transportation services pursuant to contracts with non-emergency governmental agencies, health care facilities or at the request of a patient. Such services may be scheduled in advance or are provided on an as-needed basis. Contracts with managed care organizations provide for reimbursement on a per-transport basis or on a capitated basis under which we receive a fixed fee, per person, per month.

Critical Care Transport Services

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient’s special medical needs. Typically, staffing may include the use of critical care trained professional nurses, respiratory therapists, neo-natal nurse specialists and/or specially trained paramedics.

Alternative Transport Services

In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons. We maintain a contract with John Deere Health Care to provide wheelchair and car transports for its TennCare Medicaid members. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, we typically utilize vans that contain hydraulic wheelchair lifts or ramps and/or passenger cars.

Medical Personnel and Quality Assurance

Paramedics and EMTs must be state certified in order to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, the certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology and clinical and field skills. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

We maintain a commitment to provide high quality pre-hospital emergency medical care. Local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in a service area. Instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we conduct retrospective care audits with our employees to evaluate compliance with medical and performance standards

We are the members of Mississippi, Louisiana, and Alabama Ambulance Service Associations.

The initial focus of Southland will be medical transportation services. The Company will primarily operate within the southeast region of the United States. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations will operate under the brand name “Emergystat”.

Industry Overview

Based on generally available industry data, it is estimated that ambulance service expenditures in the U.S. exceeded $7 billion dollars in 2004. There are approximately 15,000 U.S. ambulance service providers of which approximately 7,000 are privately held companies the majority of which are small businesses serving a limited number of markets with one market being the norm. There are other multi-sate providers including Southland who have emerged through the acquisition and consolidation of smaller ambulance service providers in recent years.

The medical transportation industry in the U.S. is segmented into two market types: emergency and non-emergency services. Public-sector entities, private companies, hospitals and volunteer organizations provide ambulance services. Public-sector entities also often serve as the co-responder to requests for emergency ambulance services and often provide initial patient stabilization in addition to emergency medical transportation. Private sector entities provide the majority of non-emergency ambulance services.

Changes in Medicare Reimbursement Methodology – Medicare National Fee Schedule

As a requirement of the Balance Budget Act of 1997, the Health Care Financing Administration has implemented a “National Fee Schedule” for all ambulance providers. The new Medicare Fee Schedule began on April 1, 2002 and has made a positive impact on the earnings and cash flow of the merged candidates. With the exception of full reimbursement of loaded miles in Tennessee and North Carolina, the new fee schedule is being phased in over a five year period. This will increase not only SHS earnings and cash flow each year with no appreciable increase in operating costs.

Ambulance Industry Overview

Scope and growth rate of Industry

•	Ambulance-based transportation of patients in the United Sates is an enormous industry, with the collective revenues of all segments estimated to be 12.9 billion dollars per year.

•	Revenue in the ambulance industry has generally grown at 5% to 7% per year and expansion is expected to remain at this level for the next several years.

•	Ongoing, wide spread demographic trends (e.g. an aging population) further support healthy future ambulance industry growth.

Customer Base and Revenue Sources

We receive our revenues from ambulance transportation provided to individual customers who use the service. We then bill the customer’s commercial insurance plan or government program for the service provided. The two predominate government programs are the Federal Medicare program and state Medicaid programs. In some cases the customer is billed directly for the service where there is no health insurance or government program coverage. Payments from commercial insurance carriers and from government programs are made on a case-by-case basis (fee for service) through a predictable claim-reimbursement process.

Our customers include hospitals, nursing homes, and home health agencies, as well as, individual customers. Customers also include county and municipal governments and Managed Care Organizations (HMOs).

In addition to providing Emergency Ambulance transportation, we administer a wide range of emergency medical care directly in the field. Today many invasive treatment procedures are provided on scene of an accident or at a person’s home that once were reserved for the emergency department of the local hospital. Paramedics and EMTs start IVs, administer medications and apply cardiac defibrillation directly where the cardiac event is happening real time.

We have been able to maintain its customer base by providing exceptional customer service.

Current Service Areas

We currently provide services in approximately 200 communities in 7 states which are Alabama, Florida, Kansas, Louisiana, Mississippi, Tennessee and Virginia.

We provide ambulance services in each of these states under the trade name Emergystat. We generally provide ambulance services pursuant to a contract or certificate of necessity on an exclusive or nonexclusive basis. We provide emergency ambulance services primarily pursuant to contracts. In certain service areas, We are the only provider of both emergency ambulance and non-emergency ambulance services. In other service areas, we compete for non-emergency ambulance contracts.

Governmental Regulations

Our business is subject to governmental regulations at the federal, state, and local levels. At the federal level, we are subject to regulations under the Occupational Safety and Health Administration designed to protect employees, and regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which protects the privacy of patients’ health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curriculum and designation of appropriate trauma facilities, and regulates our radio licenses. Various state agencies may modify these standards or require additional standards.

Each state where we operate regulates various aspects of our ambulance business. These regulations may vary widely from state to state. State requirements govern the licensing or certification of ambulance service providers, training and certification of medical personnel, the scope of services that may be provided by medical personnel, staffing requirements, medical control, medical procedures, communication systems, vehicles and equipment.

Applicable federal, state and local laws and regulations are subject to change. We believe we are currently in substantial compliance with applicable regulatory requirements. These regulatory requirements, however, may require us to increase our capital and operating expenditures in the future in order to maintain current operations or initiate new operations.

Medical Transportation Services

Emergency Ambulance Services

Southland generally provides emergency ambulance response and medical transportation services pursuant to contracts with counties and/or municipalities. These contracts are generally exclusive in nature making us the provider of emergency ambulance services in a designated service area and require Southland to respond to every emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract. We typically respond to virtually all calls with Advanced Life Support (“ALS”) ambulance units, unless otherwise specified by contract.

ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (“EMT”) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment and oxygen delivery systems) as well as pharmaceuticals and medical supplies.

Upon arrival at an emergency medical call, the ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition, and if required, administer advanced life support techniques and procedures that may include tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (“BLS”) services, which include cardiopulmonary resuscitation (“CPR”), basic airway management and basic first aid including splinting, spinal immobilization, recording of vital signs and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

Non-Emergency Ambulance Services

Southland also provide non-emergency ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfer to and from residences, hospitals, long-term care centers and other health care facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s needs. We generally staff our BLS ambulance units with two EMTs and equip these units with medical supplies and equipment necessary to administer first aid and basic medical treatment.

We provide ambulance services, critical care transports and non-medical transportation services pursuant to contracts with non-emergency governmental agencies, health care facilities or at the request of a patient. Such services may be scheduled in advance or are provided on an as-needed basis. Contracts with managed care organizations provide for reimbursement on a per-transport basis or on a capitated basis under which we receive a fixed fee, per person, per month.

Critical Care Transport Services

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient’s special medical needs. Typically, staffing may include the use of critical care trained professional nurses, respiratory therapists, neo-natal nurse specialists and/or specially trained paramedics.

Alternative Transport Services

In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons. Southland maintains a contract with John deere Health care to provide wheelchair and car transports for its TennCare Medicaid members. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, Southland typically utilizes vans that contain hydraulic wheelchair lifts or ramps and/or passenger cars.

Contracts

We enter into contracts with counties, municipalities, and other governmental entities to provide emergency ambulance services in designated service areas. These contracts typically specify maximum fees that we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates that we may charge under a contract for emergency ambulance services depends largely on patient mix; the nature of services rendered; the local political climate; and the amount of subsidy, if any, that will be considered by a governmental entity to cover costs of uncompensated care. We have no one contract that accounted for more than 10% of our annual net revenue during fiscal years 2004, 2003 or 2002.

Our contracts generally extend for terms of two to five years. We attempt to renegotiate contracts in advance of the expiration date and generally have been successful in these renegotiations. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. We also enter into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the preferred provider of non-emergency ambulance services to those facilities and typically permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies.

Counties and municipalities generally award contracts to provide emergency ambulance services either through requests for competitive proposals or bidding processes. In some instances in which we are the incumbent provider, the county or municipality may elect to renegotiate our existing contract rather than re-bid the contract. We will continue to seek to enter into public/private alliances to compete for new business.

We market our non-emergency medical transportation services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities that require a stable and reliable source of medical transportation for their patients. We believe that our status as an emergency medical transportation provider in a designated service area increases our visibility and enhances our marketing efforts as we compete for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria similar to those in contracts for emergency services, including quality of care, customer service, response time, and cost.

Shared Services

We utilize sophisticated management information systems, which we believe enhance the productivity of our existing operations. These systems permit us to achieve efficiencies in the areas of billings, collections, purchasing, finance, cash management, human resources, compliance, informational systems, legal, risk management, and in the utilization of personnel and equipment.

Our centralized systems significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. Centralized billing and collection procedures provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources and risk management provide the capability to purchase related products and services on a national basis, identify and respond to national trends, and provide internal support and administrative services in a more cost-effective, efficient and consistent manner across all operations.

We believe our investment in management information systems and our effective use of these systems represent key components of our success. Process and personnel improvements in these areas are continuing. We are committed to further strengthening the productivity and efficiency of our business and believe that our management systems have the capability to support future growth.

Dispatch and Communications

We use system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficient use of resources. We analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of computers to help us determine optimal ambulance deployment and selection. The center that controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by us. Our control center utilize computer hardware, software and sophisticated communications equipment, and maintain responsibility for fleet deployment and utilization 24 hours a day, seven days a week.

Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined the call is for emergency medical services. When we receive a 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers with additional training that enables them to instruct a caller on pre-arrival emergency medical procedures, if necessary. A computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition prior to arrival at the scene.

In the delivery of emergency ambulance services, our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition, and to receive instructions directly from emergency department personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments that also may be responding to a call.

Deployment and dispatch also represent important factors in providing non-emergency ambulance services. We implement system status plans for these services designed to assure appropriate response times to non-emergency calls. We have developed extensive customer service models that enable our communications centers to meet these customer needs. We have established such procedures based on patient condition, specialized equipment needed and the level of care that will be required by the patient.

Billings and Collections

We currently maintain a central billing and payment processing center and a centralized private-pay collection system at our headquarters in Vernon, Alabama. Invoices are generated and the account is processed by the centralized collection system for private-pay accounts only if payment is not received in a timely manner. Throughout fiscal 2004, substantially all of our revenue was billed and collected through our integrated billing and collection system.

We derive a substantial portion of our ambulance fee collections from reimbursement by third-party payers, including payments under Medicare, Medicaid and private insurance programs, typically invoicing and collecting payments directly to and from those third-party payers. We also collect payments directly from patients, including payments under deductible and co-insurance provisions and otherwise.

Companies in the ambulance service industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, it is not possible for us to evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher with respect to revenue derived directly from patients than for revenue derived from third-party payers and generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. We depend on reimbursements by third-party payers and individuals”.

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses software to tailor the submission of claims to Medicare, Medicaid and certain other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of personnel resources to resolve workload distribution.

State licensing requirements as well as contracts with counties, municipalities and health care facilities typically require us to provide ambulance services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts may be considered in determining a government-paid subsidy to provide for uncompensated care, if any, and permitted rates under contracts with a county or municipality.

Insurance and Surety Bonding

Many of our contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers’ compensation and other liability insurance policies that are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury and professional claims in the ordinary course of business. We operate in some states that adhere to a gross negligence standard for the delivery of emergency medical care, which potentially lessens our exposure for tort judgments.

Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to certain deductibles and self-insured retention limits. The coverage limits of our policies may not be sufficient, we may experience claims within our deductibles or self-insured retentions in amounts greater than anticipated, or our insurers may experience financial difficulties that would require us to pay unanticipated claims. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management and safety programs.

Counties, municipalities and sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds that is renewed annually. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Employees

At June 30, 2004, we employed approximately 1,100 full-time and part-time employees.

Strategy

Our strategy is to continue strengthening our existing core businesses and to continue building upon our economies of scale, while providing the most proficient levels of medical transportation and related services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have been primarily focused on; (i) growing the core ambulance business in existing regional service areas, (ii) reducing bad debt expense through documentation and billing-oriented initiatives, (iii) managing payroll costs as a percentage of revenue through implementation of a technologically advanced work force scheduling system, and (iv) improving workplace safety to generate cost savings from reduced insurance claims.

Growth Strategies

A key element of our growth strategy focuses on expansion within existing service areas. We seek to maximize return on our investments in EMS operations by increasing utilization of ambulances through a balanced growth of both emergency and non-emergency medical transportation services. We evaluate new growth opportunities based on a number of criteria, including geographic proximity to existing regional operations, payer mix, medical transportation demands, competitive profiles, and demographic trends.

We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities and hospital-based emergency providers. We believe that contracting may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment and enhanced levels of service. We will continue to seek such mutually beneficial alliances and municipal contracts in existing and, to a limited extent, new service areas. Our non-emergency medical transportation marketing efforts are focused primarily on hospitals, health-care centers, nursing homes, rehabilitation centers and other related health-care entities.

Additionally, we strive to implement rate increases in order to meet escalating costs of delivering high-quality services. In locations where we experience a rise in levels of uncompensated care, we also seek subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients. We will continue to seek same-service-area growth opportunities in fiscal year 2005.

Reducing Bad Debt Expense

We continued to develop and implement initiatives to enhance billing and collections results. In fiscal 2004, we worked to further streamline our overall ambulance billing processes and to improve related performance. Improvements in fiscal 2004 included programs designed to expedite the timely filing of ambulance claims and to create added controls over the day-to-day flow of aging claims. Additionally, significant attention was placed on improving the return on certain Medicare accounts that become difficult to collect. Ongoing programs target improvements to our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients’ conditions meet medical necessity standards. We also placed a high priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

Improving Work Place Safety to Generate Cost Savings from Reduced Insurance Claims

We have consistently placed workplace health and safety among our highest priorities, and that effort has been redoubled in recent years due, in part, to escalating insurance costs. We believe in creating a culture among our work force that encourages and demonstrates a committed approach to workplace health and safety. In fiscal 2004, we implemented a variety of safety initiatives that supported this commitment. New programs included enhanced facility audits, additional accident reporting guidelines, introduction of an employee/risk-management hotline, an enhanced patient care quality assurance program and an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We will continue to search out and implement innovative ways to reduce our insurance claims and improve the overall safety of our work environment in fiscal 2005.

BAD TOYS DIVISION

The Company designs distinctive V-Twin motorcycles with direct sales to customers and builds 4 models thru American Eagle that are distributed thru dealers. We build motorcycles from component parts available from motorcycle parts suppliers. The Company’s models are available on our website www.badtoysholdings.net.

In motorcycle circles, the models are known as custom-manufactured, V-Twin, HD-type motorcycles. They are called “V-Twin” because they have two-cylinders set at a 45-degree angle to each other; and they are called “HD-type” because of their resemblance to the motorcycles manufactured by Harley-Davidson. The models are “custom manufactured,” because we will build many features of the models to each customer’s order.

We build custom-manufactured motorcycles in our shop in Kingsport, Tennessee and in our shop in Hendersonville, Tennessee acquired in January 2005. We build motorcycles for distribution to dealers in Carlsbad, California.

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

Patents, Trademarks and Licenses

We have not filed for any patents or trademarks, and we have a California manufacturing license. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles. Although the Company believes it has obtained common law rights through the use of the name “Bad Toys” in connection with its business that are independent of the United States Patent and Trademark Office registration process, the failure of the Company to obtain proprietary protection in the future for the use of the name “Bad Toys” could negatively affect the Company’s operations.

Government Approval and Regulations

Our custom motorcycle business does not need U.S. Department of Transportation or any other governmental agency approval to build special construction motorcycles that are custom-made to a customer’s order, to rebuild motorcycles or to assemble a motorcycle from component parts that are available in the open market. Our business is subject to no government regulations other than those of the Environmental Protection Agency or (“EPA”), regulating the disposal of oil, grease, tires, batteries and the prevention of pollution. We believe we are in compliance with OSHA and EPA regulations. All of our motorcycles are built by hand rather than in a moving assembly line. Safety goggles are used when required, and fire extinguishers are readily available. We dispose of pollutants by periodically taking them to authorized disposal sites.

Our dealer based business American Eagle, for which we have a California Manufacturing License, is subject to government regulations and is currently in compliance.

Research and Development

We have expended no funds during the last two years on research and development.

ITEM 2. DESCRIPTION OF PROPERTY

SOUTHLAND DIVISION

We own three small facilities to store ambulances and lease sixty-seven facilities for ambulance and or personnel to provide service in the seventy counties we operate in. Our monthly rent is approximately $47,000 for all these facilities. The Company’s headquarters is in Vernon, Alabama and occupies 15,000-square-feet. The facility houses centralized billing and dispatch, accounting, and administration.

BAD TOYS DIVISION

We do not own our offices or facilities. We lease space for our retail and manufacturing operation at a single facility in specially designed 3,000-square-foot retail and service building. The retail facility is located at 2046 West Stone Drive, Kingsport, Tennessee 37660. We also lease our 32,000-square-foot manufacturing facility (American Eagle Manufacturing Company, Inc.), in Carlsbad, California. The facilities are in areas that accommodate both retail and distribution to dealers

ITEM 3. LEGAL PROCEEDINGS

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, the Company may be required to satisfy any damages awarded. The Superior Court has stayed all action in this case until a related matter, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved. In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. The Company does not possess any of the assets at issue. Comerica Bank is seeking $689,335 in this lawsuit.

Pacific Capital, L.P. v. Emergystat, Inc., et al. In the United States District Court for the Eastern District of Tennessee. This lawsuit was recently filed against Emergystat, Inc., a subsidiary of our subsidiary, Southland Health Services, Inc., and certain other defendants. Pacific Capital asserts that it has a lien on certain assets which Emergystat, Inc. acquired from Quality Care Ambulance Service, Inc. Pacific Capital is seeking damages of approximately $1,000,000. The Company is vigorously defending this lawsuit.

Mississippi Division of Medicaid Investigation. The Mississippi Division of Medicaid has initiated an investigation regarding various billing issues in Leake County, Mississippi. The Company believes the billings are appropriate. The billings were done by MedExpress of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. The Company takes any investigation of this nature very seriously. The Company is in ongoing discussions with the Division regarding this matter.

United Stated Internal Revenue Service. The Internal Revenue Service has initiated an investigation of Emergystat of Sulligent, Inc., a subsidiary of Southland Health Services, Inc. and assessed it with a deficiency of approximately $1,300,000 for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000; December 2001; September 2002; December 2002; March 2003 December 2003; June 2004 and September 2004. The Company is treating this matter very seriously and is in ongoing discussions with the IRS regarding this matter. The Company has requested a collection due process hearing.

In addition to the foregoing proceedings, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other than those proceedings described above, neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Bad Toy’s common stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Security Dealers, Inc. under the symbol “BTYH.OB” We began trading on the Over-The-Counter Bulletin Board in November of 2003 and accordingly did not trade for a full fiscal quarter in 2003.

The following table sets forth the quarterly high and low bid prices for our common stock during the past two fiscal years in which we have been listed on the Over-the-Counter Bulletin Board. The information contained in the table below was obtained from Yahoo! Finance. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

YEAR 2003	High Bid	Low Bid
Quarter Ended December 31, 2003	$1.50	$0.50
(Beginning November 11 the First Available Date)

YEAR 2004	High Bid	Low Bid
Quarter Ended March 31, 2004	$1.85	$0.75
Quarter Ended June 30, 2004	$2.15	$0.52
Quarter Ended September 30, 2004	$1.92	$0.75
Quarter Ended December 31, 2004	$1.60	$0.32

(b) Holders Of Common Stock

As of April 14, 2005, we had approximately 58 holders of record of our common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

(c) Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about our 2004 Stock Compensation Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	(1)	None	160,000

Total	(1)	None	160,000

(1)	The Company registered 2,500,000 shares of its common stock, $.001 par value, on Form S-8 on March 12, 2004, pursuant to the Company’s 2004 Stock Compensation Plan (the “Plan”). The purpose of the Plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress and earning power of the Company and to provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. As of April 14, 2005 2,340,000 shares have been issued under our 2004 Stock Compensation Plan.

Recent Sales of Unregistered Securities

On July 7, 2004, the Company issued 120,000 shares of its restricted common stock to Christopher Ledford as consideration for his assistance in designing and maintaining the Company’s website. The shares were issued pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

Larry N. Lunan is the holder of certain unsecured promissory notes, which bare interest at 10.0%, and are convertible to common stock at $0.10 per share at the holder’s option. On April 30, 2004, Mr. Lunan exercised his option to convert a portion of these obligations to common stock pursuant to which the Company issued 300,000 shares of its restricted common stock to Mr. Lunan. On September 30, 2004, Mr. Lunan exercised his option to convert a portion of these obligations to common stock pursuant to which the Company issued 500,000 shares of its restricted common stock to Mr. Lunan. Finally, on December 29, 2004, Mr. Lunan exercised his option to convert a portion of these obligations to common stock pursuant to which the Company issued 500,000 shares of its restricted common stock to Mr. Lunan. The shares were issued pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

The 1,420,000 shares referenced above are restricted securities and the certificates representing those shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction-Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), we are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents we have filed with the SEC. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Financing Of Bad Toys

On June 2, 2004, we entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date.

During 2004, our majority shareholders, Larry N. Lunan and Susan H. Lunan, as well as various third parties, advanced $586,112 to the Company for its working capital needs. The Company received $250,000 from Cornell Capital Partners. The balance of the Company’s working capital was generated internally.

Discussion Of Operations Comparing The Years Ended December 31, 2004 And December 31, 2003

Revenues

Revenues for the year ended December 31, 2004 were $3,720,534, which was an increase of $3,513,297 when compared with revenue for the year ended December 31, 2003 of $207,237. The increase is primarily due to the acquisition of Southland Health Services, Inc., which had revenues of $3,472,378 during 2004 or 93% of the Company’s total revenues. The sale and related services of the Company’s motorcycle division accounted for $248,157 or 7% of 2004 revenues.

Cost Of Sales

The increase in the Company’s cost of sales for the year ended December 31, 2004 as compared to the year ended December 31, 2003, in the amount of $1,923,780 is due principally to the acquisition of Southland Heath Services, Inc., in the amount of $1,632,100 and the acquisition of American Eagle in the amount of $233,052, which is directly related to the increase in revenues of approximately $3,720,534 for the year 2004.

General And Administrative

We had general and administrative expenses for the year ended December 31, 2004 of $3,533,584 as compared to $276,600 for the year ended December 31, 2003. The increase of $3,256,984 was due principally to the acquisition of Southland Health Services, Inc. in the amount of $ 1,704,000 and an increase in the amount of $1,615,150 in the 3rd quarter caused by the issuance of common stock of American Eagle Manufacturing Company to various consultants for services rendered or to be rendered to the Company in connection with the Share Exchange Agreement between American Eagle Manufacturing Company and Intercommunity Financing Corp. d/b/a No Borders.

Net Loss

Our net loss for the year ended December 31, 2004 was $2,101,494 as compared to $225,285 the year ended December 31, 2003. The increase in the net loss is directly related to the acquisition of American Eagle Manufacturing Company.

Liquidity And Cash Flow For The Year Ended December 31, 2004 Compared To The Year Ended December 31, 2003

Cash and cash equivalents increased from $18,275 for the year ended December 31, 2003 to $244,408 for the year ended December 31, 2004, primarily due to the acquisition of Southland Health Services, Inc. The Company’s management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled “Liquidity and Proposed Pans for the Next Twelve Months”

Liquidity And Proposed Plans For The Next Twelve Months

Our plan of operation for the next twelve months in the ambulance service division is to continue to improve our cash flow from operations and expand via acquisition of additional ambulance service companies. The Company is in the process of securing a new $10,000,000 accounts receivable revolver. When completed, the Company plans to retire the indebtedness to the Internal Revenue Service and GE Capital. This will provide approximately $6,000,000 available for growth. The motorcycle segment is currently operating on a negative cash flow basis, which is expected to turn positive during the 2nd quarter of 2005 with the infusion of approximately $500,000 to $1,000,000 in working capital. In 2005, management believes the combined Companies will operate on a combined positive cash flow. The Company expects to add $2 to $3 million in equity during 2005 thru a private placement even though the Company can sustain its current operations internally.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors

Bad Toys Holdings, Inc and Subsidiaries

We have audited the accompanying balance sheets of Bad Toys Holdings, Inc and Subsidiaries as of December 31, 2004, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the one year in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for each of the one year in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

April 10, 2005

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

ASSETS
	2004	2003
CURRENT ASSETS
Cash	$244,408	$18,275
Investments	1,425,908	—
Accounts receivable - Trade	9,143,539	26,972
Inventory	762,512	315,017
Prepaid expenses	10,542	2,310

TOTAL CURRENT ASSETS	11,586,909	362,574

FIXED ASSETS
Buildings	735,623
Furniture & fixtures	171,347	9,294
Equipment	1,978,074	38,698
Vehicles	3,316,202	26,789
Leasehold improvements	116,560	53,182

	6,317,806	127,963
Less: Accumulated depreciation	(3,442,555)	(110,859)

	2,875,251	17,104

OTHER ASSETS
Prepaid insurance and deposits	1,732,618	609
Trademarks & patents	25,355	—
Notes receivable	332,836	—
Other assets	17,146	134,208
Loan to shareholder	540,269
Prepaid stock expense	418,569
Deferred tax benefit	335,310
Investment in contracts	4,004,288	—

	7,406,391	134,817

	$21,868,551	$514,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2004	2003
CURRENT LIABILITIES
Notes payable	$10,500	$49,866
Accounts receivable line of credit	2,183,466
Bank overdrafts	473,755	—
Accounts payable	1,460,988	47,925
Accrued interest	111,032	—
Accrued warranty	15,000	—
Accrued wages	851,927	18,000
Accrued and withheld taxes	4,604,462	66,801
Other liability	244,476	—
Current portion of capital lease payable	10,598
Current portion of Notes payable	1,788,884	—

TOTAL CURRENT LIABILITIES	11,755,088	182,592
Long-term Debt
Notes payable	5,517,210	—
Notes payable - officer	1,266,377	305,838

	6,783,587	305,838

TOTAL LIABILITIES	18,538,675	488,430

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	11,524

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	153,139	74,302
Additional contributed capital	5,784,442	1,619,498
Stock warrants	1,150,000
Retained deficit	(4,081,988)	(2,486,623)
Accumulated other comprehensive loss	(506,129)	—

	3,318,352	26,065

	$21,868,551	$514,495

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Years Ended December 31, 2004 and 2003

	Three Months Ended December 31,		Year to Date December 31,
	2004	2003	2004	2003
REVENUES	$3,599,053	$75,853	3,720,535	$182,177

EXPENSES
Health Services	1,632,100		1,632,100
Manufacturing	258,645	71,965	483,063	191,383
Sales and marketing	17,679	—	41,056	—
General and administrative	2,387,111	130,157	3,492,528	276,600

	4,295,535	202,122	5,648,747	467,983

OPERATING LOSS	(696,482)	(126,269)	(1,928,212)	(285,806)

OTHER INCOME
Miscellaneous	11,100	—	9,700	60,521

TAX PROVISIONS	334,671	—	334,671	—

NET LOSS from operations	$(350,711)	$(126,269)	$(1,583,841)	$(225,285)

COMPREHENSIVE INCOME - Net of tax Unrealized loss on securities	(5,574,585)		(506,129)	316,862

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY INCOME	(11,524)		(11,524)

NET COMPREHENSIVE INCOME	$(5,936,820)		$(2,101,494)

NET LOSS from operations per share	$(0.04)		$(0.19)
COMPREHENSIVE INCOME per share	$(0.67)		$(0.06)
NET COMPREHENSIVE INCOME per share	$(0.71)		$(0.25)
Average shares outstanding	8,358,133		8,358,133

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2003	908,888	$908,888	6,010,200	$60,102	$1,283,698		$(2,099,370)	$—	$153,318
Net loss	—	—	—	—	—		(387,253)	—	(387,253)
Conversion preferred to Common stock	(90,000)	(90,000)	900,000	9,000	81,000		—	—	—
Conversion of Debt to Common stock	—	—	400,000	4,000	196,000		—	—	200,000
Stock issued Bad Toyz Toyzz acquisition	—	—	120,000	1,200	58,800		—	—	60,000

Balance December 31, 2003	818,888	818,888	7,430,200	74,302	1,619,498		(2,486,623)	—	26,065
Net other comprehensive income	—	—	—	—	—		(1,595,365)	(506,129)	(2,101,494)
Adjustment to Retained deficit for sale of American Eagle	—	—	—	—	—			—	—
Stock issued for American Eagle Acquisition			500,000	5,000	245,000				250,000
Stock issued Chambers Auto acquisition	—	—	100,000	1,000	99,000		—	—	100,000
Stock issued for services	—	—	3,635,024	36,350	1,718,196		—	—	1,754,546
Conversion of Debt to Common stock	—	—	800,000	8,000	72,000		—	—	80,000
Stock issue for fixed assets	—	—	35,000	350	34,650		—	—	35,000
Stock sales	—	—	51,934	519	49,481		—	—	50,000
Stock issued for Southland Health Services acquisition			1,619,200	16,192	1,311,552	1,150,000			2,477,744
Stock issued conversion of debt			500,000	5,000	45,000				50,000
Stock issued for finance package	—	—	642,542	6,426	590,065	—	—	—	596,491

Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Years Ended December 31, 2004 and 2003

	Three Months Ended December 31,		Year to Date December 31,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATION ACTIVITIES
Net (Loss)	$(5,936,820)	$(127,985)	$(2,101,494)	(225,285)
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	687,788	—	693,780	16,120
Stock for services	2,882,565	—	1,208,068	—
Provision for bad debts- net	(118,833)		(118,833)
Adjustment to earnings due to sale of American Eagle	—	—	717,062	—
Changes in Assets and Liabilities
Increase in Accounts receivable	(9,023,962)	15,202	(9,040,359)	(28,548)
Increase in Inventory	(473,503)	20,001	(447,495)	74,304
Increase in Prepaid expenses	209,233	(63,748)	(8,233)	(61,417)
(Increase) in Accounts payable	(1,677,175)	141,426	(1,413,062)	137,945
(Increase) in Accrued wages	833,927	—	833,927	—
(Increase) in Accrued, other liabilities and withheld taxes	6,829,747	—	6,025,020	—

CASH FLOWS FROM OPERATING ACTIVITIES	(5,787,033)	(15,104)	(3,651,619)	(86,881)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	—	—	—	—
Purchase of Fixed assets	(409,224)	(2,450)	(433,808)	(4,000)
Purchase of American Eagle	—	—	(440,840)	—
Purchase of Southland Health	(2,425,292)		(2,425,292)
Increase in Notes receivable	—	—		—
Increase in Other assets	6,469,231	—	6,561,133	—
Purchase of Investments	—	—	(2,533,544)	—

CASH FLOWS FROM INVESTING ACTIVITIES	3,634,715	(2,450)	727,649	(4,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans	—	—	(39,366)	—
Proceeds from issuance of Notes payable	2,397,233	—	2,397,233	—
Proceeds from Shareholder Debt - Net	(274,897)	28,466	586,112	98,505
Proceeds from sale of stock	50,000	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	2,172,336	28,466	2,943,979	98,505

NET CASH INCREASE	20,018	10,912	20,009	7,624
CASH AT BEGINNING OF PERIOD	13,233	2,330	13,242	5,618
CASH ACQUIRED	211,157	—	211,157	—

CASH AT END OF PERIOD	$244,408	$13,242	$244,408	$13,242

Cash paid for interest	299,811		299,811

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Bad Toys Holdings, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company operates a custom motorcycle manufacturing and service facility in Kingsport, Tennessee. The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week. The Company also has a motorcycle manufacturing facility in Carlsbad, California where it is developing a line of standardized motorcycles. The Company owns Bad Boyz Toyzz, Inc. which is active in the development and hosting of web pages. In February 2005, the Company purchased Southland Health Services, Inc, which provides ambulance services in six states. The purchase was effective December 1, 2004. With this purchase, the Company is no longer considered a development stage company exiting the status on December 1, 2004.

On August 9, 2004, the Company changed its name to Bad Toys Holdings, Inc.

Basis of Consolidation

These financial statements represent a consolidation of Bad Toys, Inc., its wholly owned subsidiaries Bad Boyz Toyzz, Inc., American Eagle Motorcycles, Inc. and Southland Health Services, Inc. and subsidiaries. All significant intercom any accounts have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into four categories – Medicare, Medicaid, private insurance and private pay. Once private pay accounts reach forth-five days past-due, they are sent to collection and written off to allowance for bad debts.

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

Years
Leasehold Improvements	5 years

Machinery and Equipment	3 to 10 years

Furniture and Fixtures	3 to 10 years

Buildings	39 years

Depreciation expense for the periods ended December 31, 2004 and 2003 was $693,780 and $15,700, respectively.

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

Intangibles

Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of the Southland Health Services, Inc. in specific operating areas. These amounts are amortized over two years which represents the average life of the contracts. The investment in contracts was recorded at $4,004,288. The acquisition was effective as of December 31, 2004.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The sales revenues are primarily derived from an area encompassing a two hundred mile radius of Kingsport, Tennessee. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

The Company’s ambulance services operate in Alabama, Florida, Louisiana, Tennessee, Virginia and Mississippi. The majority of the revenues are generated from the Mississippi operations. As such, the Company is susceptible to credit risk from customers in that state. However, this risk is mitigated because a large portion of the Mississippi receivable are due from Medicare and Medicaid $2,495,172. Generally, the Company does not obtain security from its customers in support of accounts receivable. At December 31, 2004, the aggregate carrying value of private insurance and private pay accounts receivable in the state of Mississippi was $3,294,215, which represents the maximum loss the Company could incur in the event that all such receivables were uncollected and the underlying collateral, if any, provided proved to be worthless.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during 2004.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 2. INVENTORY:

	December 31, 2004	December 31, 2003
Parts for resale	$275,821	$35,491
Work in Process	13,390	13,225
Finished Goods	473,301	266,301

	$762,512	$315,017

NOTE 3 – PAYROLL TAXES PAYABLE

At December 13, 2004, the Company’s ambulance subsidiary is in arrears of income tax withholding, social security withholding, and the employer’s share of social security due the federal and state governments. Cash flow difficulties experienced during 2002 were a factor in augmenting these arrearages. In addition during the third and forth quarters of 2004, additional cash flow problems increased the arrearages creating a substantial increase in the amount due at December 31, 2004. The Company is in negotiations with the Internal Revenue Service in an effort to settle outstanding balances. The Internal Revenue Service and state taxing authorities have filed liens against the subsidiary. As of April 10, 2005 the balance at December 31, 2004, of $4,513,258 has been reduced by approximately $905,000.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

The note has not been converted. The balance outstanding under this agreement at December 31, 2004, was $490,000.

On May 14, 2004 the American Eagle Manufacturing, Co. entered into a $65,000 Demand Promissory Note with a corporation. The note is due on demand, has a 7% interest rate and is secured by all property, accounts receivable, inventories and general intangibles of the Company. The Company has borrowed an additional $55,000 from this corporation over an above the note agreement. The balance outstanding at December 31, 2004, was $120,000.

On December 11, 2002 the American Eagle Manufacturing, Co. entered into a note with an individual. The note was due December 11, 2003, had a 30% prepaid interest and fees factor, bore interest at 7% and could be converted into shares of the American Eagle’s common stock at the holder’s option. Shares of the American Eagle’s common stock common stock also secure the note. The balance outstanding at December 31, 2004 was $150,000.

The Company entered into a loan agreement with a commercial, interest rate 5.75% secured by stock, title, UCC1. The note matured December 31, 2002. The balance outstanding at December 31, 2004, was $15,500.

These notes were acquired as part of the Southland Health Services, Inc. acquisition.

Notes payable consist of the following notes at December 31, 2004:

(1)	Trustmark National Bank	$78,672
(2)	Flatiron Credit Co.	803,501
(3)	American Medical Response, Inc.	145,000
(4)	A/R Financing-Line of Credit	2,183,466

(1)	The Trustmark note dated June 17, 2002, is a term loan due June 24, 2005, with interest at 6.20%. The note is secured by two ambulances and contains default and late provision payments typical of loans of this type.
(2)	Flatiron Credit Co.’s note bears interest at 5.5% with payments of $91,336 due on the ninth day of the month starting in December 2004. The final payment is due in September 2005. The note financed the Company’s automobile and general liability insurance coverage and is secured by such policies. The note includes provisions typical of financing arrangements of this type including a cancellation clause in the event payment is not made when due and default provisions.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

(3)	The American Medical Response, Inc. note is unsecured and has no stated interest rate. The note financed the purchase of vehicles and equipment in 1999 and 2000. The note has no terms of payment as of December 31, 2004.
(4)	The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On February 1, 2005 the Company entered into a forbearance agreement with GE Capital relating to defaults under the loan agreement. As of April 8, 2005 the Company was still operating under this forebearance agreement.

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

As part of the acquisition of Southland, LLC of Quality Care Ambulance Services, Inc. by Southland Health Services, Inc. the common owner received a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. The balance outstanding at December 31, 2004, was $1,100,000.

LONG TERM DEBT

Ambulances and emergency medical equipment	$2,364,034

Quality Care Ambulance Note	1,100,000

3,464,034
LESS CURRENT PORTION:	1,788,884

Total	$1,676,150

Long-term debt maturities are as follows:

2005	1,788,884
2006	666,821
2007 and After	1,008,329

Total	$3,464,034

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

CAPITAL LEASE OBLIGATIONS

Lease term, 12 months remaining, $1,118.20 per month, interest 11.87%

Capital Lease Obligation	$10,598

Minimum future lease payments under capital leases as of December 31, 2004 are:

2005	13,418

Net Minimum Lease Payments	13,418
Less; Amount Representing Interest	2,820

Total	$10,598

The interest rate for the capital lease obligation is based on the leases implicit rate of return. The lease does not include any renewal options. The Company has the right to purchase the software for $1 at the end of the lease term.

Long-Term Debt

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due September 30, 2004 was $500,000. The long-term portion due at December 31, 2004 was $136,887.

On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate. The balance due on these notes at December 31, 2004 was $3,404,000.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at September 30, 2004. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding at December 31, 2004 was $1,266,376.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2.	The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 6 - LEASING ARRANGEMENTS

The Company conducts its operations from facilities that are leased under a month to month. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by Larry N. Lunan, one of the majority shareholders of the Company. A subsidiary of the Company occupies property in Carlsbad, California on a month to month lease at $20,030 per month. Annual expense for the year ended 2004 was $80,120.

Southland Health Services, Inc. leases local stations and communication tower space for its ambulance services. These leases are primarily for a period of one year or less. Rent expense on these agreements was $43,977 for December 2004.

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

Common Stock

In September 2004, the shareholders’ of the Company increased the authorized shares of $0.01 par value common stock to 300,000,000 shares. There were 14,313,964 and 7,430,200 shares outstanding at December 31, 2004 and December 31, 2003, respectively.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 8- ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The total purchase price of the stock was $4,250,000 with certain offsets if the equity of the American Eagle was less than $2,414,839 on date of closing. The total amount of the note was $2,533,544. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due December 31, 2004 was $500,000. The long-term portion due at September 30, 2004 was $136,877.

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed certain liabilities of American Eagle Manufacturing, Co. associated with the motorcycle business activities for 1,818,000 shares of its Common stock. On October 21, 2004 American Eagle Manufacturing entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement.

On February 5, 2005, the Company with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%.

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2004, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, the Company may be required to satisfy any damages awarded. The Superior Court has stayed all action in this case until a related matter, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved. In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. The Company does not possess any of the assets at issue. Comerica Bank is seeking $689,335 in this lawsuit.

Pacific Capital, L.P. v. Emergystat, Inc., et al. In the United States District Court for the Eastern District of Tennessee. This lawsuit was recently filed against Emergystat, Inc. and certain other defendants. Pacific Capital asserts that it has a lien on certain assets which Emergystat, Inc. acquired from Quality Care Ambulance Service, Inc. Pacific Capital is seeking damages of approximately $1,000,000. The Company is vigorously defending this lawsuit.

Mississippi Division of Medicaid Investigation. The Mississippi Division of Medicaid has initiated an investigation regarding various billing issues in Leake County, Mississippi. The Company believes the billings are appropriate. The billings were done by MedExpress of Mississippi, LLC, a subsidiary of Emergystat, Inc. The Company takes any investigation of this nature very seriously. The Company is in ongoing discussions with the Division regarding this matter.

In addition to the foregoing proceedings, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other than those proceedings described above, neither the Company nor its property is a party to any known proceeding that a governmental authority is contemplating

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 10 – EMPLOYEE BENEFITS

The Southland Health Services, Inc. subsidiary maintains a 401(k) profit sharing plan that covers all eligible employees who have had at least one year of employment with the subsidiary. In accordance with the plan, the Company may match a percentage of the employee contributions determined at the end of the plan year on a discretionary basis by the management of the company.

NOTE 11 – SUBSQUENT EVENTS

On February 5, 2005, the Company with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “MANAGEMENT” of the Company’s definitive Information Statement which will be filed with the Commission on or about April 25, 2005.

Audit Committee And Financial Expert

We do not have an audit committee. Mr. Lunan and Mr. Warren perform some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Code Of Ethics

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities. Our decision not to adopt such a code of ethics results from our having a limited management team of only two officers operating our business.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “EXECUTIVE COMPENSATION” of the Company’s definitive Information Statement which will be filed with the Commission on or about April 25, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of the Company’s definitive Information Statement which will be filed with the Commission on or about April 25, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Company’s definitive Information Statement which will be filed with the Commission on or about April 25, 2005.

ITEM 13. EXHIBITS

Exhibits
3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

5.1	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form S-8 dated March 12, 2004, is hereby incorporated by reference.

5.2	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form SB-2/A dated August 13, 2004, is hereby incorporated by reference.

10.1	Asset Purchase Agreement by and among Bad Toys Holdings, Inc., Jimmy Chambers, Chambers Automotive, Inc. & Precision Tricks Customs, Inc., dated February 4, 2004, previously filed on Form 8-K dated February 18, 2004, is hereby incorporated by reference.

10.2	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.6	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.11	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.12	Stock Purchase Agreement by and among Bad Toys Holdings, Inc.; Don R. Logan and Barrie Logan dated August 9, 2004, previously filed on Form 10-QSB for the quarter ended June 30, 2004, is hereby incorporated herein by reference.

10.13	Share Exchange Agreement by and among American Eagle Manufacturing Company, a Nevada Corporation; Intercommunity Financing Corp. d/b/a No Borders, a California corporation; Raul Hinojosa-Ojeda; and Robert M. Rosenfeld dated October 21, 2004, previously filed on Form 8-K, is hereby incorporated herein by reference.

10.14	Asset Purchase Agreement by and between Bad Toys Holdings, Inc. and American Eagle Manufacturing Company, a Nevada corporation, dated October 22, 2004, previously filed on Form 8-K, is hereby incorporated herein by reference.

16.1	Letter on Change in Certifying Accountant from T. Alan Walls, CPA, P.C., dated November 22, 2004, previously filed on Form 10-QSB for the quarter ended September 30, 2004, is hereby incorporated herein by reference.

20.1	Schedule 14C Definitive Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934, previously filed on October 4, 2004, is hereby incorporated herein by reference.

*21.1	List of consolidated entities of the Company.

23.1	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.1 of this Form 10-KSB.

23.2	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.2 of this Form 10-KSB.

23.3	Accountant’s Consent of Pollard Kelly Auditing Services, Inc., previously filed on Form 8-K on October 22, 2004, is hereby incorporated herein by reference.

*23.4	Accountant’s Consent of T. Alan Walls, CPA, P.C.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002..

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the directors and executive officers of the Company is incorporated herein by reference to the Section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Company’s definitive Information Statement which will be filed with the Commission on or about April 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kingsport, State of Tennessee on April 15, 2005.

BAD TOYS HOLDINGS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 15, 2005.

Signature	Title
/s/ Roger A. Warren	Treasurer and Chief Financial Officer and Director
Roger A. Warren	(Principal Financial and Accounting Officer)

/s/ Larry N. Lunan	President, Chief Executive Officer and Chairman
Larry N. Lunan	of the Board of Directors
(Principal Executive Officer)

/s/ Clinton L. Hubbard
Clinton L. Hubbard	Director