Form 10QSB
period 2005-03-31
BAD TOYS Holdings, Inc.
filed 2005-05-16
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of May 12, 2005 was 17,147,018.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$168,461	$244,408
Investments	1,260,886	1,425,908
Accounts receivable - Trade	9,274,708	9,143,539
Inventory	838,490	762,512
Prepaid expenses	23,495	10,542

TOTAL CURRENT ASSETS	11,566,040	11,586,909

FIXED ASSETS
Buildings	735,743	735,623
Furniture & fixtures	231,695	171,347
Equipment	2,927,176	1,978,074
Vehicles	3,403,714	3,316,202
Leasehold improvements	123,440	116,560

	7,421,768	6,317,806
Less: Accumulated depreciation	(3,608,429)	(3,442,555)

	3,813,339	2,875,251

OTHER ASSETS
Prepaid insurance and deposits	1,455,172	1,732,618
Trademarks & patents	25,355	25,355
Notes receivable	337,837	332,836
Other assets	145,902	17,146
Loan to shareholder	540,269	540,269
Prepaid stock expense	418,569	418,569
Deferred tax benefit	335,310	335,310
Investment in contracts	4,004,288	4,004,288

	7,262,702	7,406,391

	$22,642,081	$21,868,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$10,500	$10,500
Accounts receivable line of credit	1,741,549	2,183,466
Bank overdrafts	398,783	473,755
Accounts payable	1,542,735	1,460,988
Accrued interest	39,500	111,032
Accrued warranty	10,000	15,000
Accrued wages	843,842	851,927
Accrued and withheld taxes	4,421,092	4,604,462
Other liability	45,302	244,476
Current portion of capital lease payable	10,598	10,598
Current portion of Notes payable	1,742,671	1,788,884

TOTAL CURRENT LIABILITIES	10,806,572	11,755,088
Long-term Debt
Notes payable	5,787,605	5,517,210
Notes payable - officer	1,439,759	1,266,377

	7,227,364	6,783,587

TOTAL LIABILITIES	18,033,936	18,538,675

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	11,524

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	176,470	153,139
Additional contributed capital	6,336,111	5,784,442
Stock warrants	1,150,000	1,150,000
Retained deficit	(3,367,195)	(4,081,988)
Accumulated other comprehensive loss	(506,129)	(506,129)

	4,608,145	3,318,352

	$22,642,081	$21,868,551

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,		Year to Date March 31,
	2005	2004	2005	2004
REVENUES	$11,289,664	$63,214	$11,289,664	$63,214

EXPENSES
Health Services	5,158,397		5,158,397
Manufacturing	218,313	61,812	218,313	61,812
Sales and marketing	—	—	—	—
General and administrative	5,246,368	138,092	5,246,368	138,092

	10,623,078	199,904	10,623,078	199,904

OPERATING INCOME/(LOSS)	666,586	(136,690)	666,586	(136,690)

OTHER INCOME
Miscellaneous	36,683	3,162	36,683	3,162

TAX PROVISIONS	—	—	—	—

NET INCOME/(LOSS) FROM OPERATIONS	$703,269	$(133,528)	$703,269	$(133,528)

COMPREHENSIVE INCOME - Net of tax
Unrealized loss on securities	—	—	—	—

NET COMPREHENSIVE INCOME(LOSS)	$703,269	$(133,528)	$703,269	$(133,528)

NET LOSS from operations per share	$0.04		$0.04

COMPREHENSIVE INCOME per share	$—		$—

NET COMPREHENSIVE INCOME per share	$0.04		$0.04

Average shares outstanding	16,480,459		16,480,459

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,		Year to Date March 31,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATION ACTIVITIES
Net (Loss)	$703,269	$(133,528)	$703,269	$(133,528)
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	122,962	1,996	122,962	1,996
Stock for services	25,000	—	25,000	—
Provision for bad debts- net	(95,643)		(95,643)
Changes in Assets and Liabilities
Increase in Accounts receivable	(35,526)	60,010	(35,526)	60,010
Increase in Inventory	(75,978)	29,807	(75,978)	29,807
Increase in Other Assets	(12,952)	(235,932)	(12,952)	(235,932)
Increase in Accounts payable	1,776	21,581	1,776	21,581
(Decrease) in Accrued wages	(8,085)		(8,085)
(Decrease) in Accrued, other liabilities and withheld taxes	(454,076)	17,860	(454,076)	17,860

CASH FLOWS FROM OPERATING ACTIVITIES	170,747	(238,206)	170,747	(238,206)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	—	—	—	—
Purchase of Fixed assets	(1,103,963)	(2,345)	(1,103,963)	(2,345)
Increase in Notes receivable	5,000	—	5,000	—
Decrease in Other assets	148,691	—	148,691	—
Purchase of Investments	—	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	(950,272)	(2,345)	(950,272)	(2,345)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds/payments from/on Notes payable - net	132,772	(39,366)	132,772	(39,366)
Proceeds from Shareholder Debt - Net	170,806	289,152	170,806	289,152
Proceeds fom sale of stock	400,000	—	400,000	—

CASH FLOWS FROM FINANCING ACTIVITIES	703,578	249,786	703,578	249,786

NET CASH INCREASE	(75,947)	9,235	(75,947)	9,235
CASH AT BEGINNING OF PERIOD	244,409	18,275	244,409	18,275

CASH AT END OF PERIOD	$168,462	$27,510	$168,462	$27,510

Cash paid for interest	$127,488	$—	$127,488	$—

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2005 and Year Ended December 31, 2004

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2004	818,888	$818,888	7,430,200	$74,302	$1,619,498	$—	$(2,486,623)	$—	$26,065

Net other comprehensive income	—	—	—	—	—		(1,595,365)	(506,129)	(2,101,494)
Adjustment to Retained deficit for sale of American Eagle	—	—	—	—	—			—	—
Stock issued for American Eagle Acquisition			500,000	5,000	245,000				250,000
Stock issued Chambers Auto acquisition	—	—	100,000	1,000	99,000		—	—	100,000
Stock issued for services	—	—	3,635,024	36,350	1,718,196		—	—	1,754,546
Conversion of Debt to								—
Common stock	—	—	800,000	8,000	72,000		—	—	80,000
Stock issue for fixed assets	—	—	35,000	350	34,650		—	—	35,000
Stock sales	—	—	51,934	519	49,481		—	—	50,000
Stock issued for Southland									—
Health Services acquisition			1,619,200	16,192	1,311,552	1,150,000			2,477,744
Stock issued conversion of debt			500,000	5,000	45,000				50,000
Stock issued for finance									—
package	—	—	642,542	6,426	590,065	—	—	—	596,491

Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Consolidation of minority interest	—	—	—	—	—	—	11,524	—	11,524
Conversion of Debt to Common stock	—	—	1,500,000	15,000	135,000		—	—	150,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	100,000	1,000	24,000		—	—	25,000
Net other comprehensive income	—	—	—	—	—		703,269		703,269

Balance March 31, 2005	818,888	$818,888	17,647,018	$176,470	$6,336,111	$1,150,000	$(3,367,195)	$(506,129)	$4,608,145

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

Nature of Operations

In February 2005, the Company purchased Southland Health Services, Inc, which provides ambulance services in seven states. The purchase was effective December 1, 2004. With this purchase, the Company is no longer considered a development stage company exiting the status on December 1, 2004.

The Company operates a custom motorcycle manufacturing and service facility in Kingsport, Tennessee. The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week. The Company also has a motorcycle manufacturing facility in Carlsbad, California where it is developing a line of standardized motorcycles. The Company owns Bad Boyz Toyzz, Inc., which provides brokerage services for custom cars and motorcycles.

In January 2005, the Company acquired the assets and trade name of Gambler Motorcycle Company and Gambler Performance Company. The Subsidiary operates under the name of Gambler Motorcycle Company, Inc. The company builds motorcycle frames and girders as well as certain chassis and parts for Sprint Racing Cars. This Subsidiary also builds custom motorcycles, some of which have been featured in industry magazines.

On August 9, 2004, the Company changed its name to Bad Toys Holdings, Inc.

Basis of Consolidation

These financial statements represent a consolidation of Bad Toys, Inc., its wholly owned subsidiaries Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc., and Southland Health Services, Inc. and subsidiaries. All significant inter-company accounts have been eliminated in consolidation.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into four categories – Medicare, Medicaid, private insurance and private pay. Once private pay accounts reach forty-five day’s past-due, they are sent to collection and written off to allowance for bad debts.

Property and Equipment

Property and equipment are carried at cost. For financial statement and federal income tax purposes, depreciation is computed using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided using rates based on the following useful lives:

Years
Leasehold Improvements	5 years

Machinery and Equipment	3 to 10 years

Furniture and Fixtures	3 to 10 years

Buildings	39 years

Depreciation expense for the periods ended March 31, 2005 and March 31, 2004 was $122,962 and $1,996, respectively.

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

Intangibles

Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of the Southland Health Services, Inc. in specific operating areas. These amounts are amortized over two years which represents the average life of the contracts. The investment in contracts was recorded at $4,004,288. The acquisition was effective as of December 1, 2004. Management has reviewed the value of this asset at March 31, 2005 and has determined there has been no deterioration of value.

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

The Company’s ambulance services operate in Alabama, Florida, Louisiana, Tennessee, Virginia and Mississippi. The majority of the revenues are generated from the Mississippi operations. As such, the Company is susceptible to credit risk from customers in that state. However, this risk is mitigated because large portions of the Mississippi receivable are due from Medicare and Medicaid. Generally, the Company does not obtain security from its customers in support of accounts receivable.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the three months ended March 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

NOTE 2. INVENTORY:

	March 31, 2005	December 31, 2004
Parts for resale	$41,561	$275,821
Work in Process	16,930	13,390
Finished Goods	747,189	473,301

	$805,680	$762,512

NOTE 3 – PAYROLL TAXES PAYABLE

At December 13, 2004, the Company’s ambulance subsidiary is in arrears of income tax withholding, social security withholding, and the employer’s share of social security due the federal and state governments. Cash flow difficulties experienced during 2002 were a factor in augmenting these arrearages. In addition during the third and forth quarters of 2004, additional cash flow problems increased the arrearages creating a substantial increase in the amount due at December 31, 2004. The Company is in negotiations with the Internal Revenue Service in an effort to settle outstanding balances. The Company has remained current with all payments due to The Internal Revenue Service for the three month period ended March 31, 2005. The Internal Revenue Service and state taxing authorities have filed liens against the subsidiary.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

On December 11, 2002 the American Eagle Manufacturing, Co. entered into a note with an individual. The note was due December 11, 2003, had a 30% prepaid interest and fees factor, bore interest at 7% and could be converted into shares of the American Eagle’s common stock at the holder’s option. Shares of the American Eagle’s common stock common stock also secure the note. The balance outstanding at March 31, 2005 and December 31, 2004 was $150,000.

The Company entered into a loan agreement with a commercial, interest rate 5.75% secured by stock, title, UCC1. The note matured December 31, 2002. The balance outstanding at December 31, 2004, was $15,500.

These notes were acquired as part of the Southland Health Services, Inc. acquisition.

Notes payable consist of the following notes:

	12/31/2004	3/31/2005
(1) Trustmark National Bank	$78,672	$66,798
(2) Flatiron Credit Co.	803,501	541,740
(3) American Medical Response, Inc.	145,000	0
(4) A/R Financing-Line of Credit	2,183,466	1,741,549

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

(1)	The Trustmark note dated June 17, 2002, is a term loan due June 24, 2005, with interest at 6.20%. The note is secured by two ambulances and contains default and late provision payments typical of loans of this type.

(2)	Flatiron Credit Co.’s note bears interest at 5.5% with payments of $91,336 due on the ninth day of the month starting in December 2004. The final payment is due in September 2005. The note financed the Company’s automobile and general liability insurance coverage and is secured by such policies. The note includes provisions typical of financing arrangements of this type including a cancellation clause in the event payment is not made when due and default provisions.

(4)	The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On February 1, 2005 the Company entered into a forbearance agreement with GE Capital relating to defaults under the loan agreement which was replaced with a restructuring agreement on March 18, 2005. On April, 29, 2005 the Company signed an amendment to the restructuring agreement which included two $100,000.00 principal reduction requirements during May 2005. As of May 15, 2005, the Company was still operating under this restructuring agreement.

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

As part of the acquisition of Southland, LLC of Quality Care Ambulance Services, Inc. by Southland Health Services, Inc. the common owner received a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. The balance outstanding at December 31, 2004 and March 31, 2005, was $1,100,000.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

LONG TERM DEBT
Ambulances and emergency medical equipment	$2,364,034

Quality Care Ambulance Note	1,100,000

3,464,034
LESS CURRENT PORTION:	1,788,884

Total	$1,676,150

Long-term debt maturities are as follows:

2005	1,788,884
2006	666,821
2007 and After	1,008,329

Total	$3,464,034

CAPITAL LEASE OBLIGATIONS

Lease term, 9 months remaining, $1,118.20 per month, interest 11.87%

Capital Lease Obligation	$10,598

Minimum future lease payments under capital leases as of March 31, 2005 are:

2005	13,418

Net Minimum Lease Payments	13,418
Less; Amount Representing Interest	2,820

Total	$10,598

The interest rate for the capital lease obligation is based on the leases implicit rate of return. The lease does not include any renewal options. The Company has the right to purchase the software for $1 at the end of the lease term.

Long-Term Debt

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due September 30, 2004 was $500,000. The long-term portion due at December 31, 2004 and March 31, 2005, is $138,887.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate. The balance due on these notes at December 31, 2004 and March 31, 2005 was $3,404,000.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at September 30, 2004. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding at December 31, 2004 and March 31, 2005 was $1,266,376.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2.	The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 6 - LEASING ARRANGEMENTS

The Company conducts its operations from facilities that are leased under a month to month arrangement. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by Larry N. Lunan, one of the majority shareholders of the Company. A subsidiary of the Company occupies property in Carlsbad, California on a month to month lease at $20,030 per month. Annual expense for the year ended 2004 was $80,120 and $60,090 period ending March 31, 2005.

Southland Health Services, Inc. leases local stations and communication tower space for its ambulance services. These leases are primarily for a period of one year or less. Rent expense on these agreements was $43,977 for December 2004 and $131,934 for the period ending March 31, 2005.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

Common Stock

In September 2004, the shareholders’ of the Company increased the authorized shares of $0.01 par value common stock to 300,000,000 shares. There were 17,647,042 and 15,313,900 shares outstanding at March 31, 2005 and December 31, 2004, respectively.

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

In January 2005, the Company acquired the assets and trade name of Gambler Motorcycle Company and Gambler Performance Company. The Subsidiary operates under the name of Gambler Motorcycle Company, Inc. The company builds motorcycle frames and girders as well as certain chassis and parts for Sprint Racing Cars. This Subsidiary also builds custom motorcycles, some of which have been featured in industry magazines.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2004, and March 31, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Special Notes Regarding Forward-Looking Statements

Information included or incorporated by reference in this Form 10-QSB may contain forward-looking statements, which we believe are within the meaning of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative of these words or other variations on these words or comparable terminology.

INTRODUCTION

Bad Toys Holdings, Inc., (“Bad Toys,” “Southland,” or the “Company”) a Nevada corporation, and its operating subsidiaries (collectively “Bad Toys” “Southland,” or the “Company”) was incorporated on June 1, 2000. Prior to February 2005, Bad Toys’ business primarily consisted of the manufacture for sale of V-twin motorcycles from component parts. However, on February 5, 2005, but effective December 1, 2004, the Company acquired Southland Health Services, Inc., a Delaware corporation. Southland Health Services is a regional medical transportation provider and, through its operating subsidiaries, provides health care services, including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. Any references to “we,” “our,” or “us,” as those terms may be used throughout this Quarterly Report on Form 10-QSB, also mean the Company.

Due to our recent acquisition of Southland Health Services, Inc., we now operate in the following business units:

Southland Health Services, Inc.

This division of the Company provides medical transportation services, including emergency and non-emergency ambulance services. Our Southland Division operates in over 200 communities within the following seven states: Mississippi, Alabama, Florida, Louisiana, Kansas, Tennessee, and Virginia. We operate in excess of 160 ambulances and wheelchair vans and have over 1,100 full and part-time employees. At our current run rate we will transport more than 130,000 patient in this calendar year.

Bad Toys

This division of the Company continues to design, manufacture, distribute, service and sell custom made, Harley-Davidson® type, V-twin motorcycles from component parts. We also offer premium accessories, parts, customizing items and apparel related to Harley-Davidson® motorcycles on-line and directly from our retail and factory outlets. We continue to expand this division of our Company through our acquisition of American Eagle Manufacturing Company and Gambler Motorcycle Company.

ACQUISITION OF SOUTHLAND HEALTH SERVICES

Southland is a regional medical transportation provider and, through its operating subsidiaries, provides health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. In future years, the Company plans to expand Southland’s operations into other health care related services such as durable medical equipment and home health care. Our Southland Division has over 1100 full and part time employees and provides over 130,000 medical transports annually. We currently serve approximately 200 communities in seven states.

The initial focus of Southland will be medical transportation services. The company will primarily operate within the southeast region of the United States. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations will operate under the brand name “Emergystat”.

Revenues for these services are primarily derived from fees charged for medical transportation services. During 2004 Southland had gross sales of approximately $50,713,315.

Customer Base and Revenue Sources

In the majority of areas in which the company provides ambulance service it does so through a long-term contracts with County government. These contracts average 4-6 years terms and designate our service as the sole provider within that county. Most of these contracts are awarded though competitive bid.

Approximately half of our medical transports are initiated by 911 calls, with the remainder primarily consisting of a variety of non-emergency transports, such as transports between hospitals, nursing homes and specialized healthcare facilities. We believe that providing a mix of emergency and non-emergency medical transportation services diversifies our revenue base and permits us to utilize our medical transportation vehicles more efficiently.

The Company receives its revenue from ambulance transportation provided to individual customers who use the service. Each one in turns then bills the customer’s commercial insurance plan or government program for the service provided. The two predominate government programs are the Federal Medicare program and state Medicaid programs. In some cases the customer is billed directly for the service where there is no health insurance or government program coverage. Payments from Commercial Insurance carriers and from government programs are made on a case-by-case basis (fee for service) through a predictable claim-reimbursement process.

Our customers include hospitals, nursing homes, and home health agencies, as well as, individual customers. Customers also include county and municipal governments and Managed Care Organizations (HMOs). Southland provides medical transportation services under contracts with governmental entities, hospitals, health care facilities and other health care organizations.

Lawrence County, MS

In February 2005 Southland was awarded the County Ambulance Service Contract. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an additional one-term renewal. Gross revenues are expected to be $1,100,000 per year.

Pearl River County, MS

In March 2005 Southland was awarded the County Ambulance Service Contract. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is expected to be 3 years with an additional one-term renewal. Gross revenues are expected to be $2,400,000 per year.

We experienced significant internal growth in the non-emergency market in both Tennessee and Virginia. Our call volume increased by 20% over the previous quarter. We attribute this growth to our ability to make further inroads into the facility-to-facility transportation through a more focused marketing program.

The results of our fiscal 2005 first quarter reflected our continued focus on growing and strengthening our base of core operations. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

REVENUES

For the three month period ended March 31, 2005, we had revenues of $11,289,664, which was an increase of $11,226,450 when compared with the revenue for the three month period ended March 31, 2004 of $63,214. This significant increase in revenues is due to the acquisition of Southland Health Services, Inc., a medical transportation provider with corporate offices in Vernon, Alabama and Kingsport, Tennessee.

The gross revenues for Southland for the three month period ended March 31, 2005 were $14,320,769, and net revenues were $11,105,561. The motorcycle division contributed $184,103 for the period ended March 31, 2005, which increase was largely due to the Company’s new American Eagle and Gambler divisions.

COST OF SALES AND OPERATIONS

For the three month period ended March 31, 2005 our cost of sales were $5,376,710, compared to $61,812 for the same period in 2004. This increase of $5,314,897 is primarily related to the acquisition of Southland Health Services, Inc. Southland’s operating expenses for the three month period ended March 31, 2005 were $5,158,397. The motorcycle division’s operating cost for the three month period ended March 31, 2005 were $218,313, which was an increase of $156,501 when compared to the three month period ended March 31, 2004. The increase in the motorcycle division is directly related to the increased revenues from American Eagle and Gambler.

GENERAL AND ADMINISTRATIVE

For the three month period ended March 31, 2005, general and administrative expenses were $5,246,368, compared to $138,092 for the same period in 2004. This increase of $5,108,276 is principally related to the acquisition of Southland Health Services. Southland’s general and administrative expenses for the three month period ended March 31, 2005 were $5,069,844. The motorcycle division and Corporate Headquarters accounted for $176,524 of the total increase, and included cost associated with the acquisition activity of Southland and Gambler.

LIQUIDITY AND CASH FLOW

For the three month period ended March 31, 2005, cash and cash equivalents were $168,462, compared to $27,510.

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

We have focused on the following areas in order to increase our cash flow:

Maximize Cash Collection: We continue to focus on maximizing cash collections by improving billing practices, implementing or negotiating rate increases to meet the escalating costs of delivering high-quality services and seeking subsidies to offset the cost of providing service in low transport volume service areas.

Selectively Enter New Markets: We continue to pursue contracts and alliances with municipalities, other government entities, hospital-based emergency providers in select new markets. Among the criteria we set for entering new markets are whether we can provide both 911 emergency and non-emergency medical transportation services, geographic proximity to our existing operations, expected revenues and margins, payer mix, medical transportation demands, competitive profiles and demographic trends.

Exit under-performing markets: In March 2005 we exited or realigned 2 under-performing service areas. We will continue this evaluation, and take the necessary actions though the second quarter.

Expand Within Existing and Contiguous Service Areas: We continue to expand our services in existing and contiguous areas. We have experienced significant growth this quarter by focusing on same service area growth, as noted in our Virginia service areas.

Consolidate and centralize dispatch and educational services: We will centralize the majority of dispatch functions in one center, saving these overhead costs. Educational services will standardize training and continuing education, increase the use of information technology and multi media to reduce costs and improve quality.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended March 31, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2005, the Company issued a total of 1,840,000 shares of its restricted common stock to Glenn Crawford, Joseph Cerone and Joseph Donavan as consideration for the purchase of ninety two percent (92%) of the issued and outstanding capital stock of Southland Health Services, Inc. The shares were issued pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

In addition to, and in connection with the foregoing, the Company issued stock warrants (the “Warrants”) to Glenn Crawford, Joseph Cerone and Joseph Donavan entitling the holder to acquire a total of Two Million Three Hundred Thousand (2,300,000) shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $0.50 a share. The Company also has guaranteed the holder will receive no less $1.50 per share as to forty (40%) percent of the Warrant Shares pursuant to a Qualified Sale (as that term is defined in the Capital Stock Purchase Agreement, a copy of which was previously filed on Form 8-K dated February 9, 2005). The Warrants were issued pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933.

The 1,840,000 shares and Warrants referenced above are restricted securities and the certificates representing those shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

As part of, and as a condition to, the Company’s acquisition of Southland Health Services, Inc., the Company executed that certain Tri-Party Agreement (the “Tri-Party Agreement”) dated February 3, 2005 by and among Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc. an Alabama corporation, Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”), the Company and General Electric Capital Corporation, a Delaware corporation (“GE Capital”). Pursuant to the Tri-Party Agreement, the Company unconditionally and irrevocably guaranteed the performance of the Borrower under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5%. At the time of execution of the Tri-Party Agreement the GE Line of Credit had an outstanding balance of approximately $2,331,960 and the GE Healthcare Obligation had an outstanding balance of approximately $528,450.

The terms of the Tri-Party Agreement required that the Company pay GE Capital Five Hundred Thousand Dollars ($500,000.00) towards the outstanding balance on the GE Line of Credit on or before February 15, 2005. The Company made this payment in a timely manner.

Subsequent to the execution of the Tri-Party Agreement, on March 18, 2005, the Borrower, the Company and GE Capital entered into a Restructuring Agreement (the “Restructuring Agreement”) whereby the parties agreed to restructure the Borrower’s payment timeline on both the GE Line of Credit and the GE Healthcare Obligation.

The Restructuring Agreement was subsequently amended by that certain Amendment No. 1 to the Restructuring Agreement dated April 29, 2005 (the “Amendment”). Pursuant to the Amendment, the parties agreed to the following:

•	On or before May 13, 2005, the Company shall cause Borrower to pay GE Capital $100,000 towards the GE Capital Line of Credit;

•	On or before May 27, 2005, the Company agreed to cause the Borrower to pay GE Capital an additional $100,000 towards the GE Capital Line of Credit; and

•	On or before May 31, 2005 the Company agreed to cause the Borrower to pay to GE Capital the remaining outstanding balances on both the GE Line of Credit and the GE Healthcare Obligations.

As part of the Amendment, GE Capital agreed to forbear from exercising its rights under the GE Line of Credit and the GE Healthcare Obligation until May 31, 2005, provided the Company and the Borrower made the above referenced payments in a timely manner. As of May 15, 2005, the Company was still operating under the Restructuring Agreement as amended. A copy of the Tri-Party Agreement and the Restructuring Agreement are being filled herewith as Exhibit 10.3 and 10.4.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 10, 2005, Roger A. Warren (“Mr. Warren”) resigned as the Company’s Chief Financial Officer and Vice President of Finance, effective immediately. The Company’s Board of Directors has reluctantly accepted the resignation of Mr. Warren. There were no disagreements with the Company on any matter related to the Company’s operations, policies and practices. Mr. Warren will continue to serve on the Company’s Board of Directors.

On May 10, 2005, as a result of the resignation of Mr. Warren, the Company’s Board of Directors appointed Alan T. Walls, CPA to the office of Vice President of Finance and Chief Financial Officer. Mr. Walls will be responsible for all financial reporting, accounting and related departments.

Mr. Walls is a graduate of Auburn University in 1984; he was previously serving Emergystat, Inc., a Southeast Ambulance Services Company, as Chief Financial Officer. Mr. Walls has worked as a Certified Public Accountant since 1987 and has operated his own CPA Firm from 1992 to 2004 in East Tennessee. His firm successfully completed several peer reviews and served many public and private companies in a variety of industries.

ITEM 6. EXHIBITS

Exhibits
3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

10.1	Asset Purchase Agreement by and among Bad Toys Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.2	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Bad Toys Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

*10.3	Tri-Party Agreement

*10.4	Restructuring Agreement

*23.1	Report of Independent Certified Public Accountants

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

By:	/s/ T. Alan Walls
T. Alan Walls, Treasurer and Chief Financial
Officer (Principal Financial Officer)