Form 10QSB
period 2005-06-30
BAD TOYS Holdings, Inc.
filed 2005-08-15
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of August 12, 2005 was 17,647,018.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

ITEM 1. FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

C0NSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

ASSETS

	June 30, 2005	December 31, 2004
CURRENT ASSETS
Cash	$334,921	$244,408
Investments	1,358,725	1,425,908
Accounts receivable - Trade	9,478,820	9,143,539
Inventory	884,092	762,512
Prepaid expenses	91,394	10,542

TOTAL CURRENT ASSETS	12,147,952	11,586,909

FIXED ASSETS
Buildings	788,640	735,623
Furniture & fixtures	174,277	171,347
Equipment	2,953,003	1,978,074
Vehicles	3,417,718	3,316,202
Leasehold improvements	125,240	116,560

	7,458,878	6,317,806
Less: Accumulated depreciation	-3,731,124	-3,442,555

	3,727,754	2,875,251

OTHER ASSETS
Prepaid insurance and deposits	1,375,803	1,732,618
Trademarks & patents	25,355	25,355
Notes receivable	714,493	332,836
Other assets	457,072	17,146
Loan to shareholder	0	540,269
Prepaid stock expense	418,569	418,569
Deferred tax benefit	335,310	335,310
Investment in contracts	4,004,288	4,004,288

	7,330,890	7,406,391

	$23,206,596	$21,868,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
CURRENT LIABILITIES
Notes payable	$—	$10,500
Accounts receivable line of credit	1,583,226	2,183,466
Bank overdrafts	531,808	473,755
Accounts payable	1,519,504	1,460,988
Accrued interest	80,362	111,032
Accrued warranty	0	15,000
Accrued wages	247,214	851,927
Accrued and withheld taxes	4,935,207	4,604,462
Other liability	155,040	244,476
Current portion of capital lease payable	0	10,598
Current portion of Notes payable	1,726,445	1,788,884

TOTAL CURRENT LIABILITIES	10,778,806	11,755,088
Long-term Debt
Notes payable	5,640,684	5,517,210
Notes payable - officer	1,439,759	1,266,377

	7,080,443	6,783,587

TOTAL LIABILITIES	17,859,249	18,538,675

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	0	11,524

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	176,470	153,139
Additional contributed capital	6,336,111	5,784,442
Stock warrants	1,150,000	1,150,000
Retained deficit	-2,627,993	-4,081,988
Accumulated other comprehensive loss	-506,129	-506,129

	5,347,347	3,318,352

	$23,206,596	$21,868,551

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Year to Date June 30,
	2005	2004	2005	2004
REVENUES	$10,876,426	$24,727	$22,166,090	$87,941

EXPENSES
Health services	4,569,912		9,728,309
Manufacturing	226,036	38,456	444,349	100,268
General and administrative	5,007,638	724,502	9,968,489	829,774

	9,803,586	762,958	20,141,147	930,042

OPERATING LOSS	1,072,840	-738,231	2,024,943	-842,101

OTHER INCOME/(EXPENSE)
Interest expense	-322,434	-39,096	-607,987	-71,916
Miscellaneous	320	0	37,003	3,162

TAX PROVISIONS	0	0	0	0

NET INCOME/(LOSS) FROM OPERATIONS	$750,726	$(777,327)	$1,453,959	$(910,855)

COMPREHENSIVE INCOME - Net of tax Unrealized loss on securities	0	0	0	0

NET COMPREHENSIVE INCOME	$750,726	$(777,327)	$1,453,959	$(910,855)

NET LOSS from operations per share	$0.05	$(0.04)	$0.09	$(0.05)

COMPREHENSIVE INCOME per share	$—	$—	$—	$—

NET COMPREHENSIVE INCOME per share	$0.05	$(0.04)	$0.09	$(0.05)

Average shares outstanding	16,480,459		16,480,459

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005 and Year Ended December 31, 2004

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2004	818,888	$818,888	7,430,200	$74,302	$1,619,498	$—	$(2,486,623)	$—	$26,065

Net other comprehensive income	0	0	0	0	0		-1,595,365	-506,129	-2,101,494
Adjustment to Retained deficit for sale of American Eagle	0	0	0	0	0			0	0
Stock issued for American Eagle Acquisition			500,000	5,000	245,000				250,000
Stock issued Chambers Auto acquisition	0	0	100,000	1,000	99,000		0	0	100,000
Stock issued for services	0	0	3,635,024	36,350	1,718,196		0	0	1,754,546
Conversion of Debt to Common stock	0	0	800,000	8,000	72,000		0	0	80,000
Stock issue for fixed assets	0	0	35,000	350	34,650		0	0	35,000
Stock sales	0	0	51,934	519	49,481		0	0	50,000
Stock issued for Southland Health Services acquisition			1,619,200	16,192	1,311,552	1,150,000			2,477,744
Stock issued conversion of debt			500,000	5,000	45,000				50,000
Stock issued for finance package	0	0	642,542	6,426	590,065	0	0	0	596,491

Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	0	0	1,500,000	15,000	135,000		0	0	150,000
Stock sales	0	0	733,118	7,331	392,669		0	0	400,000
Stock issued for services	0	0	100,000	1,000	24,000		0	0	25,000
Net other comprehensive income	0	0	0	0	0		1,453,995		1,453,995

Balance June 30, 2005	818,888	$818,888	17,647,018	$176,470	$6,336,111	$1,150,000	$(2,627,993)	$(506,129)	$5,347,347

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Six Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		Year to Date June 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATION ACTIVITIES
Net (Loss)	$750,726	$(910,855)	$1,453,995	$(910,855)
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	113,527	3,992	236,489	3,992
Stock for services	0		25,000	0

Changes in Assets and Liabilities
Increase in Accounts receivable	-140,013	-49,041	-271,182	-49,041
Increase in Inventory	-45,602	26,008	-121,580	26,008
Increase in Other Assets	1,499	-767,294	-11,453	-767,294
(Increase) in Accounts payable	21,456	44,198	23,232	44,198
(Increase) in Accrued wages	-480,543		-488,628	0
(Increase) in Accrued, other liabiities and withheld taxes	-9,048	0	-463,124	0

CASH FLOWS FROM OPERATING ACTIVITIES	212,002	-1,652,992	382,749	-1,652,992
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property			0	0
Purchase of Fixed assets	-167,263	-6,990	-1,271,226	-6,990
Increase in Notes receivable			5,000	0
Increase in Other assets			148,691	0
Purchase of Investments	0	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES	-167,263	-6,990	-1,117,535	-6,990
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds/payments from/on Notes payable - net	121,721	-39,366	254,493	-39,366
Proceeds from Shareholder Debt - Net	0	496,065	170,806	493,893
Proceeds fom sale of stock	0	1,204,369	400,000	1,204,369

CASH FLOWS FROM FINANCING ACTIVITIES	121,721	1,661,068	825,299	1,658,896

NET CASH INCREASE	166,460	1,086	90,513	-1,086
CASH AT BEGINNING OF PERIOD	168,461	18,275	244,408	18,275

CASH AT END OF PERIOD	$334,921	$19,361	$334,921	$17,189

Cash paid for interest	$346,053	$0.00	$606,471	$—

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

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

June 30, 2005 and December 31, 2004

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into four categories – Medicare, Medicaid, private insurance and private pay. Once private pay accounts reach forth-five day’s past-due, they are sent to collection and written off to allowance for bad debts.

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

Depreciation expense for the periods ended June 30, 2005 and 2004 was $236,489 and $3,992, respectively.

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

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

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the three months ended June 30, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

NOTE 2. INVENTORY:

	June 30, 2005	December 31, 2004
Parts for resale	$93,222	$275,821
Work in Process	16,190	13,390
Finished Goods	774,680	473,301

	$884,092	$762,512

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

NOTE 4 – NOTES PAYABLE

Notes Payable

The Company assumed certain obligations as part of the American Eagle Motorcycle asset, trade names and trademarks purchase. These obligations are to the former subsidiary American Eagle Manufacturing for the amount. The Company is not directly obligated to the Note holders. On October 22, 2004, the Company entered into an agreement to acquire all of the assets and the rights to the trade name and trademarks of its former subsidiary, American Eagle Manufacturing Company. As part of the purchase price, the Company assumed certain liabilities and obligations of Seller which relate to the motorcycle manufacturing business. These obligations are in the total amount of $655,500 with interest rates ranging from 7% to 10%. These notes may be converted into the common stock of the Former Subsidiary at the holder’s option. The notes have not been converted. The balance outstanding at June 30, 2005 and December 31, 2004 was $655,500.

These notes were acquired as part of the Southland Health Services, Inc. acquisition.

Notes payable consist of the following notes:

	12/31/2004	6/30/05
(1) Trustmark National Bank	$78,672	$57,199
(2) American Medical Response, Inc.	145,000	0
(3) A/R Financing-Line of Credit	2,183,466	1,583,226

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

(1)	The Trustmark note dated June 17, 2002, is a term loan due August 24, 2005, with interest at 6.20%. The note is secured by two ambulances and contains default and late provision payments typical of loans of this type.

(2)	The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On February 1, 2005 the Company entered into a forbearance agreement with GE Capital relating to defaults under the loan agreement which was replaced with a restructuring agreement on March 18, 2005. On July 15, 2005 the Company signed an amendment to the restructuring agreement which included two $100,000.00 principal reduction requirements during July and August of 2005. As of August 9, 2005, the Company was still operating under this restructuring agreement.

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment. As part of the acquisition of Southland, LLC of Quality Care Ambulance Services, Inc. by Southland Health Services, Inc. the common owner received a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. The balance outstanding at December 31, 2004 and June 30, 2005 was $1,100,000 and $842,224, respectively.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

LONG TERM DEBT

Ambulances and emergency medical equipment	$6,524,905

Quality Care Ambulance Note	842,224

7,367,129
LESS CURRENT PORTION:	(1,726,445)

Total	$5,640,684

Long-term debt maturities are as follows:

2005	1,908,884
2006	1,786,821
2007 and After	1,994,979

Total	$5,640,862

Long-Term Debt

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due September 30, 2004 was $500,000. The long-term portion due at December 31, 2004 and June 30, 2005, is $138,887.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate. The balance due on these notes at December 31, 2004 and June 30, 2005 was $3,404,000.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at September 30, 2004. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding at December 31, 2004 and June 30, 2005 was $1,439,759

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1.	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2.	The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 6 - LEASING ARRANGEMENTS

The Company conducts its operations from facilities that are leased under a month to month. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space owned by one of the majority shareholders of the Company. A subsidiary of the Company occupies property in Carlsbad, California on a month to month lease at $20,030 per month. Annual expense for the year ended 2004 was $80,120 and $60,090 period ending June 30, 2005.

Southland Health Services, Inc. leases local stations and communication tower space for its ambulance services. These leases are primarily for a period of one year or less. Rent expense on these agreements was $43,977 for December 2004 and $131,934 for the period ending June 30, 2005.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, Preferred stock authorized. There were 818,888 shares outstanding at June 30, 2005 and December 31, 2004.

Common Stock

In September 2004, the shareholders’ of the Company increased the authorized shares of $0.01 par value common stock to 300,000,000 shares. There were 17,647,018 and 15,313,900 shares outstanding at June 30, 2005 and December 31, 2004, respectively.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%.

On January 3, 2005, the Company entered into an Asset Purchase Agreement whereby it purchased the assets, real and personal, tangible and intangible, including the rights to the name Gambler Motorcycle Company and Gambler Competition Center, Inc., website, franchise and dealer rights, trademarks and logo. The purchase price was $825,000. The Company paid $412,000 at closing and the remainder payable in 8 equal consecutive installments of $52,533.99 with an interest rate of 5%.

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2004, and June 30, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, American Eagle may be required to satisfy any damages awarded. The Superior Court has stayed all action in this case until a related matter, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. The Company does not possess any of the assets at issue. Comerica Bank is seeking $689,335 in this lawsuit. American Eagle has since changed its name to No Borders, Inc. Bad Toys Holdings, Inc. was added to the suit as a result of purchasing shares from the majority shareholder Don R. Logan, Stock Purchase Agreement date August 9, 2004 and its subsequent Asset Purchase Agreement dated October 22, 2004.

Pacific Capital, L.P.v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. Pacific Capital alleged that ownership of certain assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. changed hands on at least two separate occasions without its prior consent, all in violation of, and contrary to, its security interest.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Med Express of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. (“Med Express”), regarding various billing issues in Leake County, Mississippi relating to the purchase of Malone Medical Transport in February 2003. As part of the ongoing investigation, the Attorney General has requested to inspect certain records of Med Express. Although the Company believes the billings at issue are appropriate, the Company is treating this matter very seriously and has responded to the records request issued by the Attorney General. The Company is continuing to cooperate with the Attorney General in its ongoing investigation.

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

INTRODUCTION

Bad Toys Holdings, Inc., a Nevada corporation, and its operating subsidiaries (collectively the “Company”) was incorporated on June 1, 2000. Prior to February 2005, the Company’s business primarily consisted of the manufacture for sale of V-twin motorcycles from component parts. However, on February 5, 2005, but effective December 1, 2004, the Company acquired Southland Health Services, Inc., a Delaware corporation (“Southland”). Southland is a regional medical transportation provider and, through its operating subsidiaries, provides health care services, including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. Any references to “we,” “our,” or “us,” as those terms may be used throughout this Quarterly Report on Form 10-QSB, also mean the Company.

Due to our acquisition of Southland, we now operate in the following business units:

Southland

This division of the Company provides medical transportation services, including emergency and non-emergency ambulance services. Southland operates in over 200 communities within the following seven states: Mississippi, Alabama, Florida, Louisiana, Kansas, Tennessee, and Virginia. We operate in excess of 160 ambulances and wheelchair vans and have over 1,100 full and part-time employees. At our current run rate we will transport more than 130,000 patient in this calendar year.

In the majority of areas in which Southland provides ambulance service, it does so through long-term contracts with County governments. These contracts average 4 to 6 year terms and designate our service as the sole provider within that county. Most of these contracts are awarded though competitive bid.

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

The Company receives its revenue from ambulance transportation provided to individual customers who use the service. Each one then bills the customer’s commercial insurance plan or government program for the service provided. The two predominate government programs are the Federal Medicare program and state Medicaid programs. In some cases the customer is billed directly for the service where there is no health insurance or government program coverage. Payments from Commercial Insurance carriers and from government programs are made on a case-by-case basis (fee for service) through a predictable claim-reimbursement process.

Our customers include hospitals, nursing homes, and home health agencies, as well as individual customers. Customers also include county and municipal governments and Managed Care Organizations (HMOs).

Lawrence County, MS

In February 2005 Southland was awarded the County Ambulance Service Contract. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an additional one-term renewal. The Company expects gross revenues to be $1,100,000 per year.

Pearl River County, MS

In March 2005 Southland was awarded the County Ambulance Service Contract. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is expected to be 3 years with an additional one-term renewal. Gross revenues are expected to be $2,400,000 per year.

Tunica County, MS

In May 2005, Southland was awarded the County Ambulance Service Contract. Along with the 3 year contract the Company acquired one fully equipped ALS ambulance. We currently operate in the three adjoining Counties and have commenced service on July 1, 2005. Annual gross revenues are expected to exceed $2.2 million.

We experienced significant growth internally in the non-emergency market in both Tennessee and Virginia. Our call volume increased by 20% over the previous quarter. We attribute this growth to our ability to make further inroads into the facility-to-facility transportation through a more focused marketing program.

The results of our fiscal 2005 first quarter reflected our continued focus on growing and strengthening our base of core operations. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

Bad Toys

This division of the Company continues to design, manufacture, distribute, service and sell custom made, Harley-Davidson® type, V-twin motorcycles from component parts. We also offer premium accessories, parts, customizing items and apparel related to Harley-Davidson® motorcycles on-line and directly from our retail and factory outlets. We continue to expand this division of our Company as evidenced by our acquisition of American Eagle Manufacturing Company and Gambler Motorcycle Company.

REVENUES

For the three month period ended June 30, 2005, we had revenues of $10,876,426 which was an increase of $10,851,699 when compared with the revenue for the three month period ended June 30, 2004 of $24,727. Revenues for the six month period ended June 30, 2005 were $22,166,090 which was an increase of $22,078,149 for the six month period ending June 30, 2004 of $87,941. This significant increase in revenues is due to the acquisition of Southland.

The gross revenues for Southland for the three month period ended June 30, 2005 were $14,613,267 and net revenues were $10,711,528. Our Bad Toys division contributed $164,898 for the three month period ended June 30, 2005, which increase was largely due to the Company’s new American Eagle and Gambler divisions.

COST OF SALES AND OPERATIONS

For the three month period ended June 30, 2005 our cost of sales were $4,795,948, compared to $38,456 for the same period in 2004. This increase of $4,757,492 is primarily related to the acquisition of Southland. Cost of sales for the six month period ended June 30, 2005, were $10,172,658 which was an increase of $10,072,390 when compared to cost of sales for the six month period ending June 30, 2004 of $100,268.

Southland’s operating expenses for the three month period ended June 30, 2005 were $4,569,912. Bad Toys’ operating expenses for the three month period ended June 30, 2005 were $226,036, which was an increase of $187,580 when compared to the three month period ended June 30, 2004. The increase in Bad Toys’ operating expenses is directly related to the increased revenues from American Eagle and Gambler.

GENERAL AND ADMINISTRATIVE

For the three month period ended June 30, 2005, general and administrative expenses were $5,007,638, compared to $724,502 for the same period in 2004. This increase of $4,283,136 is principally related to the acquisition of Southland. Southland’s general and administrative expenses for the three month period ended June 30, 2005 were $4,779,955. Bad Toys and Corporate Headquarters accounted for $277,683 of the total increase, and included cost associated with the acquisition of Southland and Gambler.

LIQUIDITY AND CASH FLOW

For the three month period ended June 30, 2005, cash and cash equivalents were $334,921, compared to $19,361 for the three month period ended June 30, 2004.

On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) against Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., in connection with the entity’s failure to collect and remit employment taxes of approximately $2,800,000, inclusive of penalties and interest. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. If the Internal Revenue Service proceeds to levy against Sulligent’s assets, this may impact the Company’s financial position. For a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings.”

As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company unconditionally and irrevocably guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The Borrower is currently in default under the GE Line of Credit and the GE Healthcare Obligation and the parties are currently operating under that certain Second Forbearance Agreement dated July 15, 2005 (the “Second Forbearance Agreement”). Pursuant to the Second Forbearance Agreement, the Company agreed to cause the Borrower to make two payments of $100,000 each towards the GE Line of Credit on July 29, 2005 and August 15, 2005, respectively. The Company also agreed to cause the Borrower to satisfy the remaining outstanding balances on both the GE Line of Credit and the GE Healthcare Obligation on or before August 31, 2005. As part of the Second Forbearance Agreement, GE Capital agreed to forbear from exercising its rights under the GE Line of Credit and the GE Healthcare Obligation until August 31, 2005, provided the Company and the Borrower made the above referenced payments in a timely manner and paid GE Capital a forbearance fee in the amount of $40,000. As of August 12, 2005, the outstanding balance on the GE Line of Credit was approximately $1,399,835 and the outstanding balance on the GE Healthcare Obligation was $480,000. For a further discussion, please see the section entitled “Part II, Item 3, Default Upon Senior Securities.”

Our plan of operation for the next twelve months in the Southland division is to continue to improve our cash flow from operations and expand through the acquisition of additional ambulance service companies. The Company is in the process of securing a new $10,000,000 accounts receivable line of credit. When completed, the Company plans to retire the indebtedness to the Internal Revenue Service and to GE Capital. This will provide approximately $6,000,000 available for growth. Our Bad Toys division is currently operating on a negative cash flow basis, which is expected to turn positive during the 2nd quarter of 2005 with the infusion of approximately $500,000 to $1,000,000 in working capital.

We have focused on the following areas in order to increase our cash flow:

Maximize Cash Collection: We continue to focus on maximizing cash collections by improving billing practices, implementing or negotiating rate increases to meet the escalating costs of delivering high-quality services and seeking subsidies to offset the cost of providing service in low transport volume service areas.

Selectively Enter New Markets: We continue to pursue contracts and alliances with municipalities, other government entities, and hospital-based emergency providers in select new markets. Among the criteria we set for entering new markets is whether we can provide both 911 emergency and non-emergency medical transportation services, geographic proximity to our existing operations, the expected revenues and profit margins, payer mix, medical transportation demands, competitive profiles and demographic trends.

Exit under-performing markets: In March 2005 we exited or realigned two under-performing service areas. We will continue this evaluation, and take the necessary actions though the third quarter.

Expand Within Existing and Contiguous Service Areas: We continue to expand our services in our existing and contiguous areas. We have experienced significant growth this quarter by focusing on same service area growth, as noted in our Virginia service areas.

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

On December 27, 2004, the Company issued its promissory note in the amount of $900,000 to Cornell Capital Partners. Under the terms of the December promissory note, the Company agreed to pay Cornell Capital Partners the face amount of the promissory note, together with accrued interest at the rate of twelve percent per annum on March 28, 2005, but no later than two hundred and twenty one days after the note was issued, or August 5, 2005. Pursuant to the December note, the Company escrowed an additional two million five hundred thousand shares of its common stock with the Escrow Agent under the Equity Distribution Agreement. The outstanding balance on the December note at the time of filing is approximately $900,000.

As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company unconditionally and irrevocably guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower is currently in default under the GE Line of Credit and the GE Healthcare Obligation as further discussed in the section entitled “Part II, Item 3, Default Upon Senior Securities.” At the time of filing, the GE Line of Credit had an outstanding balance of approximately $1,399,835 and the GE Healthcare Obligation had an outstanding balance of approximately $480,000.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended June 30, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle Manufacturing Company, (“American Eagle”), and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, American Eagle may be required to satisfy any damages awarded. The Superior Court has stayed all action in this case until a related matter, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved. In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. The Company does not possess any of the assets at issue. Comerica Bank is seeking $689,335 in this lawsuit. American Eagle has since changed its name to No Borders, Inc. Bad Toys Holdings, Inc., was added to the suit as a result of purchasing shares from the majority shareholder Don R. Logan, Stock Purchase Agreement date August 9, 2004 and its subsequent Asset Purchase Agreement dated October 22, 2004.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital asserted a total of nineteen claims, some of which were directed only at specific defendants. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. Pacific Capital alleged that ownership of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. changed hands on at least two separate occasions without its prior consent, all in violation of, and contrary to, its security interest. The federal court complaint stated that Pacific Capital is seeking to enforce its first perfected security interest to recover the principal balance of $874,437.44, plus interest, costs and attorney’s fees. In addition, Pacific Capital is seeking an award of treble damages pursuant to its statutory procurement of breach of contract claim. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Med Express of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. (“Med Express”), regarding various billing issues in Leake County, Mississippi relating to the purchase of Malone Medical Transport in February 2003. As part of the ongoing investigation, the Attorney General has requested to inspect certain records of Med Express. Although the Company believes the billings at issue are appropriate, the Company is treating this matter very seriously and has responded to the records request issued by the Attorney General. The Company is continuing to cooperate with the Attorney General in its ongoing investigation.

Emergystat of Sulligent, Inc. v. United States Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of Southland Health Services, Inc. (“Sulligent”), with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under §6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., the Company executed that certain Tri-Party Agreement (the “Tri-Party Agreement”) dated February 3, 2005 by and among Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”), the Company and General Electric Capital Corporation, a Delaware corporation (“GE Capital”). Pursuant to the Tri-Party Agreement, the Company unconditionally and irrevocably guaranteed the performance of the Borrower under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. At the time of execution of the Tri-Party Agreement the GE Line of Credit had an outstanding balance of approximately $2,331,960 and the GE Healthcare Obligation had an outstanding balance of approximately $528,450.

Subsequent to the execution of the Tri-Party Agreement, on March 18, 2005, the Borrower, the Company and GE Capital entered into a Restructuring Agreement (the “Restructuring Agreement”) whereby the parties agreed to restructure the Borrower’s payment timeline on both the GE Line of Credit and the GE Healthcare Obligation. Pursuant to the Restructuring Agreement, the Company agreed to cause the Borrower to pay $500,000 towards the GE Line of Credit on or before March 23, 2005, with the remaining balance on the GE Line of Credit to be satisfied on or before April 22, 2005. The Company also agreed to cause the Borrower to satisfy the outstanding GE Healthcare Obligation on or before April 29, 2005. In exchange for timely payment of these sums, GE Capital agreed to forbear from exercising its rights on account of the Borrower’s existing and continuing default under the GE Line of Credit and GE Healthcare Obligation until April 29, 2005.

The Company and the Borrower have been unable to comply with the terms of the Restructuring Agreement. Consequently, the Restructuring Agreement was amended by that certain Amendment No. 1 to the Restructuring Agreement dated April 29, 2005 (the “Amendment”) and by that certain Forbearance Agreement dated May 31, 2005 (the “Forbearance Agreement”) whereby the parties agreed to restructure the Borrower’s payment timeline on both the GE Line of Credit and the GE Healthcare Obligation.

The Company and the Borrower have been unable to comply with the terms of both the Amendment and the Forbearance Agreement. As such, on July 15, 2005, the Borrower, the Company and GE Capital entered into a Second Forbearance Agreement (the “Second Forbearance Agreement”). Pursuant to the Second Forbearance Agreement, the Company agreed to cause the Borrower to make two payments of $100,000 each towards the GE Line of Credit on July 29, 2005 and August 15, 2005, respectively. The Company also agreed to satisfy the remaining outstanding balances on both the GE Line of Credit and the GE Healthcare Obligations on or before August 31, 2005. As part of the Second Forbearance Agreement, GE Capital agreed to forbear from exercising its rights under the GE Line of Credit and the GE Healthcare Obligation until August 31, 2005, provided the Company and the Borrower made the above referenced payments in a timely manner and paid GE Capital a forbearance fee in the amount of $40,000. In addition to the foregoing, the Company also agreed to provide GE Capital with ongoing reports regarding its efforts to secure private equity funding, and to provide weekly reports outlining the status of the Pacific Capital litigation and the Internal Revenue Service enforcement efforts regarding the Borrower’s unfunded payroll taxes. (See “Part II, Item 1, Legal Proceedings,” for a further description of these matters).

As of August 12, 2005, the outstanding balance on the GE Line of Credit was approximately $1,399,835 and the outstanding balance on the GE Healthcare Obligation was $480,000. The Borrower made the required July 29, 2005 payment and the parties continue to operate under the Second Forbearance Agreement. Since February 3, 2005, the effective date of the Tri-Party Agreement, the Company has reduced the outstanding balance on the GE Line of Credit by $932,125. In addition, since December 1, 2004, the Company has paid GE Capital approximately $609,214 in fees, penalties and interest, of which $544,953 has been incurred in 2005. A copy of the Tri-Party Agreement, Restructuring Agreement, Amendment, Forbearance Agreement and Second Forbearance Agreement are attached as exhibits to this 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

*10.1	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.2	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.3	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.4	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.5	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.6	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*23.1	Report of Independent Certified Public Accountants

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

By:	/s/ T. Alan Walls
T. Alan Walls, Treasurer and Chief Financial
Officer (Principal Financial Officer)