Form 10QSB
period 2005-09-30
BAD TOYS Holdings, Inc.
filed 2005-11-14
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 14, 2005 was 18,772,018.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

ITEM 1. FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$959,471	$244,408
Investments	1,386,300	1,425,908
Accounts receivable - Trade	9,570,019	9,143,539
Inventory	838,335	762,512
Prepaid expenses	172,565	10,542

TOTAL CURRENT ASSETS	12,926,690	11,586,909

FIXED ASSETS
Buildings	795,690	735,623
Furniture & fixtures	174,277	171,347
Equipment	2,954,035	1,978,074
Vehicles	3,513,362	3,316,202
Leasehold improvements	123,440	116,560

	7,560,804	6,317,806
Less: Accumulated depreciation	(3,864,214)	(3,442,555)

	3,696,590	2,875,251

OTHER ASSETS
Prepaid insurance and deposits	298,527	1,732,618
Trademarks & patents	25,355	25,355
Notes receivable	1,631,688	332,836
Other assets	413,685	17,146
Loan to shareholder	—	540,269
Prepaid stock expense	418,569	418,569
Deferred tax benefit	335,310	335,310
Investment in contracts	3,991,288	4,004,288

	7,114,422	7,406,391

	$23,737,702	$21,868,551

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$10,500
Accounts receivable line of credit	1,299,646	2,183,466
Bank overdrafts	1,115,014	473,755
Accounts payable	1,317,286	1,460,988
Accrued interest	81,828	111,032
Accrued warranty	5,000	15,000
Accrued wages	246,540	851,927
Accrued and withheld taxes	5,216,165	4,604,462
Other liability	452,408	244,476
Current portion of capital lease payable	—	10,598
Current portion of Notes payable	1,694,336	1,788,884

TOTAL CURRENT LIABILITIES	11,428,223	11,755,088
Long-term Debt
Notes payable	3,726,114	5,517,210
Notes payable - officer	1,849,822	1,266,377

	5,575,936	6,783,587

TOTAL LIABILITIES	17,004,159	18,538,675

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	11,524

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	187,720	153,139
Additional contributed capital	6,462,361	5,784,442
Stock warrants	1,150,000	1,150,000
Retained deficit	(1,379,298)	(4,081,988)
Accumulated other comprehensive loss	(506,129)	(506,129)

	6,733,543	3,318,352

	$23,737,702	$21,868,551

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Year to Date September 30,
	2005	2004	2005	2004
REVENUES	$11,888,119	$24,727	$34,054,209	$87,941

EXPENSES
Health services	7,982,033		17,670,380
Manufacturing	156,317	38,456	600,666	100,268
Sales and marketing	28,953	—	68,915	—
General and administrative	2,175,013	724,502	12,143,502	829,774

	10,342,316	762,958	30,483,463	930,042

OPERATING INCOME/LOSS	1,545,803	(738,231)	3,570,746	(842,101)

OTHER INCOME/(EXPENSE)
Interest expense	(304,207)	(39,096)	(912,194)	(71,916)
Miscellaneous	7,136	—	44,139	3,162

TAX PROVISIONS	—	—	—	—

NET INCOME/(LOSS) FROM OPERATIONS	$1,248,732	$(777,327)	$2,702,691	$(910,855)

COMPREHENSIVE INCOME - Net of tax Unrealized loss on securities	—	—	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY INCOME	—	—	—	—

NET COMPREHENSIVE INCOME	$1,248,732	$(777,327)	$2,702,691	$(910,855)

NET INCOME/LOSS from operations per share	$0.07	$(0.04)	$0.16	$(0.05)

COMPREHENSIVE INCOME per share	$—	$—	$—	$—

NET COMPREHENSIVE INCOME per share	$0.07	$(0.04)	$0.16	$(0.05)

Average shares outstanding	16,736,269		16,736,269

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three and Nine Months Period Ended September 30, 2004 & 2005

	Three Months Ended September 30,		Year to Date September 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income / (Loss)	$1,248,732	$(1,025,653)	$2,702,691	$(1,936,508)
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	173,988	2,000	410,477	5,992
Stock for services	37,500	673,300	62,500	1,588,299
Adjustment to earnings due to sale of American Eagle		717,062		717,062

Changes in Assets and Liabilities
Increase in Accounts receivable	(91,199)	(16,397)	(362,381)	(49,041)
Increase in Inventory	45,757	(21,599)	75,823	26,008
Increase in Other Assets	341,201	189,216	(396,539)	(767,294)
(Increase) in Accounts payable	(202,218)	(264,113)	(143,702)	44,198
(Increase) in Accrued wages	(674)	—	(605,387)	—
(Increase) in Accrued, other		—		—
liabilities and withheld taxes	540,367	—	177,081	—

CASH FLOWS FROM OPERATING ACTIVITIES	2,093,454	253,816	1,920,563	(371,284)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property			—	—
Purchase of Fixed assets	(101,929)	(24,584)	(1,231,816)	(6,990)
Purchase of American Eagle		(690,840)
Increase in Notes receivable	(56,534)		50,032	—
Increase in Other assets		81,708	—	—
Purchase of Investments	—	(2,533,544)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	(158,463)	(3,167,260)	(1,181,784)	(6,990)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds/payments from/on Notes payable - net	(1,720,504)	2,282,884	(1,004,585)	(39,366)
Proceeds from Shareholder		586,112
Debt - Net	410,063	289,152	580,869	493,893
Proceeds from sale of stock	—	50,000	400,000	1,204,369

CASH FLOWS FROM FINANCING ACTIVITIES	(1,310,441)	2,918,996	(23,716)	1,658,896

NET CASH INCREASE	624,550	5,552	715,063	1,280,622
CASH AT BEGINNING OF PERIOD	334,921	17,189	244,408	18,275

CASH AT END OF PERIOD	$959,471	$(9,508)	$959,471	$1,298,897

Cash paid for interest	$170,680	$—	$545,152	$—

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005 and Year Ended December 31, 2004

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2004	818,888	$818,888	7,430,200	$74,302	$1,619,498	$—	$(2,486,623)	$—	$26,065
Net other comprehensive income	—	—	—	—	—		(1,595,365)	(506,129)	(2,101,494)
Adjustment to Retained deficit for sale of American Eagle	—	—	—	—	—			—	—
Stock issued for American Eagle Acquisition			500,000	5,000	245,000				250,000
Stock issued Chambers Auto acquisition	—	—	100,000	1,000	99,000		—	—	100,000
Stock issued for services	—	—	3,635,024	36,350	1,718,196		—	—	1,754,546
Conversion of Debt to Common stock	—	—	800,000	8,000	72,000		—	—	80,000
Stock issue for fixed assets	—	—	35,000	350	34,650		—	—	35,000
Stock sales	—	—	51,934	519	49,481		—	—	50,000
Stock issued for Southland Health Services acquisition			1,619,200	16,192	1,311,552	1,150,000			2,477,744
Stock issued conversion of debt			500,000	5,000	45,000				50,000
Stock issued for finance package	—	—	642,542	6,426	590,065	—	—	—	596,491

Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	225,000	2,250	60,250		—	—	62,500
Net other comprehensive income	—	—	—	—	—		2,702,691		2,702,691

Balance September 30, 2005	818,888	$818,888	18,772,018	$187,720	$6,462,361	$1,150,000	$(1,379,297)	$(506,129)	$6,733,543

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

Depreciation expense for the periods ended September 30, 2005 and 2004 was $410,477 and $3,992, respectively.

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the Nine months ended September 30, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income.

NOTE 2. INVENTORY:

	September 30, 2005	December 31, 2004
Parts for resale	$108,680	$275,821
Work in Process	15,674	13,390
Finished Goods	713,981	473,301

	$838,335	$762,512

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

NOTE 4 – NOTES PAYABLE

Notes Payable

The Company consolidated certain obligations as part of the American Eagle Motorcycle asset, trade names and trademarks purchase. These obligations are to the former subsidiary American Eagle Manufacturing for the amount. The Company is not directly obligated to the Note holders. On October 22, 2004, the Company entered into an agreement to acquire all of the assets and the rights to the trade name and trademarks of its former subsidiary, American Eagle Manufacturing Company. As part of the purchase price, the Company assumed certain liabilities and obligations of Seller which relate to the motorcycle manufacturing business. These obligations are in the total amount of $655,500 with interest rates ranging from 7% to 10%. These notes may be converted into the common stock of the Former Subsidiary at the holder’s option. The notes have not been converted. The balance outstanding at September 30, 2005 and December 31, 2004 was $655,500.

These notes were acquired as part of the Southland Health Services, Inc. acquisition.

Notes payable consist of the following notes:

	September 30, 2005	December 31, 2004
(1) Trustmark National Bank	$0	$78,672
(2) American Medical Response, Inc.	0	145,000
(3) A/R Financing-Line of Credit	1,299,646	2,183,466

(1)	The Trustmark note dated June 17, 2002, is a term loan due August 24, 2005, with interest at 6.20%. The note is secured by two ambulances and contains default and late provision payments typical of loans of this type.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

(2)	The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On February 1, 2005 the Company entered into a forbearance agreement with GE Capital relating to defaults under the loan agreement which was replaced with a restructuring agreement on March 18, 2005. On November 1, 2005 the Company signed an amendment to the restructuring agreement. As of November 11, 2005, the Company is currently operating under the Fifth Forbearance Agreement. Under the terms of the Fifth Forbearance Agreement, GE Capital reduced the amount of credit it is willing to extend the Company from $5,000,000 to $1,300,000.

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment. As part of the acquisition of Southland, LLC of Quality Care Ambulance Services, Inc. by Southland Health Services, Inc. the common owner received a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. The balance outstanding at December 31, 2004 and September 30, 2005 was $1,100,000 and $648,370, respectively.

LONG TERM DEBT
Ambulances and emergency medical equipment	$4,772,080
Quality Care Ambulance Note	648,370

5,420,450

LESS CURRENT PORTION:	1,694,336

Total	$3,726,114

Long-term debt maturities are as follows:

2006	1,908,884
2007	786,821
2008 and After	1,273,157

Total	$3,726,114

Long-Term Debt

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at September 30, 2004. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding at December 31, 2004 and September 30, 2005 was $1,849,822.

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

Southland Health Services, Inc. leases local stations and communication tower space for its ambulance services. These leases are primarily for a period of one year or less. Rent expense on these agreements was $43,977 for December 2004 and $510,129 for the period ending September 30, 2005.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

Common Stock

In September 2004, the shareholders’ of the Company increased the authorized shares of $0.01 par value common stock to 300,000,000 shares. There were 18,772,018 and 15,313,900 shares outstanding at September 30, 2005 and December 31, 2004, respectively.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

On January 3, 2005, the Company entered into an Asset Purchase Agreement whereby it purchased the assets, real and personal, tangible and intangible, including the rights to the name Gambler Motorcycle Company and Gambler Competition Center, Inc., website, franchise and dealer rights, trademarks, and logo. The purchase price was $825,000. The Company paid $412,000 at closing and the remainder payable in 8 equal consecutive installments of $52,533.99 with an interest rate of 5%.

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2004, and September 30, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle Manufacturing Company (“American Eagle”), and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, American Eagle may be required to satisfy any damages awarded. The Company was added to this lawsuit as a result of its purchase of shares of American Eagle from the majority shareholder, Don R. Logan, pursuant to that certain Stock Purchase Agreement dated August 9, 2004 and its subsequent purchase of assets from American Eagle pursuant to that certain Asset Purchase Agreement dated October 22, 2004. As a result of these transactions, the Company was the majority shareholder of American Eagle from August 9, 2004 thru September 30, 2004. The Superior Court has stayed all action in this case until a related matter, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved. In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. The Company does not possess any of the assets at issue and is not a party in the Comerica Bank lawsuit. The Company does not believe it has any liability in this matter and is vigorously defending this lawsuit.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital named eleven defendants in the state court action, including the Company; Emergystat, Inc.; Southland Health Services, Inc.; and Southland Health Services, LLC, and asserted a total of twenty-one claims, some of which were directed only at specific defendants. Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million for the defendants’ alleged intentional and fraudulent conduct and an award of treble damages pursuant to its statutory procurement of breach of contract claim. Finally, Pacific Capital’s state court complaint seeks various forms of equitable relief pursuant to common law and Tennessee’s Fraudulent Conveyance Act and Uniform Fraudulent Transfer Act. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending it’s position.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of Southland Health Services, Inc. (“Sulligent”), with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under §6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Med Express of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. (“Med Express”), regarding various billing issues in Leake County, Mississippi relating to the purchase of Malone Medical Transport in February 2003. As part of the ongoing investigation, the Attorney General has requested to inspect certain

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

records of Med Express. Although the Company believes the billing at issue are appropriate, the Company is treating this matter very seriously and has responded to the records request issued by the Attorney General. The Company is continuing to cooperate with the Attorney General in its ongoing investigation.

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

Due to our acquisition of Southland, we now operate in the following business units:

Southland

This division of the Company provides medical transportation services, including emergency and non-emergency ambulance services. Southland operates in over 200 communities within the following seven states: Mississippi, Alabama, Florida, Louisiana, Kansas, Tennessee, and Virginia. We operate in excess of 207 ambulances and wheelchair vans and have over 940 full and part-time employees. At our current run rate we will transport more than 130,000 patients in this calendar year.

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

The Company receives its revenue from ambulance transportation provided to individual customers who use the service. The Company then bills the customer’s commercial insurance plan or government program for the service provided. The two predominate government programs are the Federal Medicare program and state Medicaid programs. In some cases the customer is billed directly for the service where there is no health insurance or government program coverage. Payments from Commercial Insurance carriers and from government programs are made on a case-by-case basis (fee for service) through a predictable claim-reimbursement process.

Our customers include hospitals, nursing homes, and home health agencies, as well as individual customers. Customers also include county and municipal governments and Managed Care Organizations (HMOs).

Lawrence County, MS

In February 2005, Southland was awarded the Lawrence County Ambulance Service Contract. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an additional one-term renewal. The Company expects gross revenues to be approximately $1,100,000 per year.

Pearl River County, MS

In March 2005, Southland was awarded the Pearl River County Ambulance Service Contract. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is expected to be 3 years with an additional one-term renewal. The Company expects gross revenues to be approximately $2,400,000 per year.

Tunica County, MS

In May 2005, Southland was awarded the Tunica County contract to be the sole provider of ambulance service in the county. Along with the three-year contract, the Company acquired one fully equipped ALS ambulance. The Company expects gross revenues to be approximately $2,200,000 per year.

Chickasaw County, MS

In August 2005, Southland renewed the current contract with Chickasaw County. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an option to renew for an additional three years. The Company expects gross revenue to be approximately $1,300,000 per year.

Coahoma County, MS

In September 2005, Southland renewed the current contract with Coahoma County. This agreement included both emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 1 year with a running option to renew each year. The Company expects gross revenue to be approximately $2,600,000 per year.

Marshall County, MS

In October 2005, Southland renewed the current contract with Marshall County. This agreement is for emergency ambulance service. It is the sole provider for all 911 calls. The term of the contract is for three years with a three year option to renew. The Company expects gross revenue to be approximately $1,400,000 per year.

Noxubee County, MS

In October 2005, Southland renewed the current contract with Noxubee County. This agreement is for emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an option to renew for an additional three years. The Company expects gross revenue to be approximately $850,000 per year.

Smith County, MS

In October 2005, Southland renewed the current contract with Smith County. This agreement is for emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an option to renew for an additional three years. The Company expects gross revenue to be approximately $800,000 per year.

Yazoo County, MS

In October 2005, Southland renewed the current contract with Yazoo County. This agreement is for emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an option to renew for an additional three years. The Company expects gross revenue to be approximately $1,300,000 million per year.

Dale County, AL

In October 2005, Southland renewed the current contract with Dale County. This agreement is for emergency and non-emergency ambulance service. This is a sole provider contract. The term of the contract is 3 years with an option to renew for an additional three years. The Company expects gross revenue to be approximately $1,900,000 per year.

Tazewell County, VA

In October 2005, Southland expanded its operation into the north end of Tazewell County in the city of Tazewell for emergency and non-emergency ambulance service. The Company expects this expansion to add gross revenues of approximately $300,000 per year.

We experienced significant growth internally in the non-emergency market in both Tennessee and Virginia. Our call volume has increased by 21% over the previous years’ nine months results. We attribute this growth to our ability to make further inroads into the facility-to-facility transportation through a more focused marketing program.

The results of our fiscal 2005 third quarter reflected our continued focus on growing and strengthening our base of core operations. We placed particular emphasis on expanding service areas that we have identified for future long-term growth, seeking targeted new contract opportunities and improving operating efficiencies.

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

REVENUES

For the three month period ended September 30, 2005, we had revenues of $11,888,119 which was an increase of $11,826,422 when compared with the revenue for the three month period ended September 30, 2004 of $24,727. Revenues for the nine month period ended September 30, 2005 were $34,054,209 which was an increase of $33,966,268 for the nine month period ending September 30, 2004 of $87,941. This significant increase in revenues is due to the acquisition of Southland.

The gross revenues for Southland for the three month period ended September 30, 2005 were $15,163,475 and net revenues were $11,731,694. Our Bad Toys division contributed $119,455 for the three month period ended September 30, 2005, which increase was largely due to the Company’s American Eagle and Gambler divisions.

COST OF SALES AND OPERATIONS

For the three month period ended September 30, 2005 our cost of sales were $8,167,027, compared to $38,456 for the same period in 2004. This increase of $8,128,571 is primarily related to the acquisition of Southland. Cost of sales for the nine month period ended September 30, 2005, were $23,153,482 which was an increase of $23,053,214 when compared to cost of sales for the nine month period ending September 30, 2004 of $100,268.

Southland’s operating expenses for the three month period ended September 30, 2005 were $7,809,312. Bad Toys’ operating expenses for the three month period ended September 30, 2005 were $38,456, which was an increase of $7,770,856 when compared to the three month period ended September 30, 2004. The increase in Bad Toys’ operating expenses is directly related to the increased revenues from American Eagle and Gambler.

GENERAL AND ADMINISTRATIVE

For the three month period ended September 30, 2005, general and administrative expenses were $2,175,013, compared to $724,502 for the same period in 2004. This increase of $1,450,511 is principally related to the acquisition of Southland. Southland’s general and administrative expenses for the three month period ended September 30, 2005 were $2,064,931. Bad Toys and Corporate Headquarters accounted for $110,081 of the total increase.

LIQUIDITY AND CASH FLOW

For the three month period ended September 30, 2005, cash and cash equivalents were $959,471, compared to $22,741 for the three month period ended September 30, 2004.

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

As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company unconditionally and irrevocably guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The Borrower is currently in default under the GE Line of Credit and the GE Healthcare Obligation and the parties are currently operating under that certain Fifth Forbearance Agreement dated November 1, 2005 (the “Fifth Forbearance Agreement”). Pursuant to the Fifth Forbearance Agreement, the Company agreed to cause the Borrower to satisfy the remaining outstanding balances on both the GE Line of Credit and the GE Healthcare Obligation on or before November 30, 2005. As part of the Fifth Forbearance Agreement, GE Capital agreed to forbear from exercising its rights under the GE Line of Credit and the GE Healthcare Obligation until November 30, 2005, provided the Company and the Borrower made the above referenced payments in a timely manner and paid GE Capital a forbearance fee in the amount of $25,000. Furthermore, under the terms of the Fifth Forbearance Agreement, GE Capital reduced the amount of credit it is willing to extend to the Borrower under the GE Line of Credit from $5,000,000 to $1,300,000. As of November 11, 2005, the outstanding balance on the GE Line of Credit was approximately $1,299,646 and the outstanding balance on the GE Healthcare Obligation was $417,811 For a further discussion, please see the section entitled “Part II, Item 3, Default Upon Senior Securities.”

Our plan of operation for the next twelve months in the Southland division is to continue to improve our cash flow from operations and expand through the acquisition of additional ambulance service companies. The Company is in the process of securing a new Line of Credit totaling $10,000,000 (accounts receivable line of $5,000,000 and $5,000,000 of mezzanine financing). When completed, the Company plans to retire the indebtedness to the Internal Revenue Service and to GE Capital. This will provide approximately $5,000,000 available for growth. Our Bad Toys division is currently operating on a negative cash flow basis, which is expected to turn positive with the infusion of approximately $500,000 to $1,000,000 in working capital.

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

Exit under-performing markets: In March 2005 we exited or realigned two under-performing service areas. We will continue this evaluation, and take the necessary actions though the fourth quarter.

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

Financing Of Bad Toys

On June 2, 2004, we entered into an Equity Distribution Agreement with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. The Company does not intend to issue and sell any shares of its common stock to Cornell Capital Partners under the Equity Distribution Agreement, and therefore, it is highly unlikely the Company will receive any proceeds from Cornell Capital Partners in the future.

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

As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company unconditionally and irrevocably guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower is currently in default under the GE Line of Credit and the GE Healthcare Obligation and is operating under that certain Fifth Forbearance Agreement as further discussed in the section entitled “Part II, Item 3, Default Upon Senior Securities.” Under the Fifth Forbearance Agreement, GE Capital reduced the amount of credit it is willing to extend to the Borrower under the GE Line of Credit from $5,000,000 to $1,300,000. At the time of filing, the GE Line of Credit had an outstanding balance of approximately $1,299,646 and the GE Healthcare Obligation had an outstanding balance of approximately $417,811.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended September 30, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A.E. Technologies, Inc. and Gregory Spak v. American Eagle Manufacturing Company, et al, case No. 03CC00518, pending in the Superior Court of Orange County, California. On December 20, 2001, American Eagle Manufacturing Company (“American Eagle”), and Don R. Logan entered into an asset purchase agreement with A.E. Technologies, Inc. and Gregory Spak (collectively, “AE Tech”) whereby American Eagle would acquire certain assets from AE Tech. AE Tech only delivered a small portion of the assets required to be delivered pursuant to the asset purchase agreement; as such, American Eagle rescinded the asset purchase agreement and returned a majority of the assets to AE Tech. As a result of American Eagle’s rescission of the asset purchase agreement and its failure to return all of the assets to AE Tech, on November 6, 2003, AE Tech and Gregory Spak filed suit against American Eagle seeking to recover certain assets remaining in American Eagle’s possession and to recover damages for American Eagle’s purported breach of the asset purchase agreement. AE Tech and Gregory Spak are seeking approximately $15,750,000 in damages. American Eagle’s management believes it has limited liability in this matter; nonetheless, if the court finds American Eagle liable in this matter, American Eagle may be required to satisfy any damages awarded. The Company was added to this lawsuit as a result of its purchase of shares of American Eagle from the majority shareholder, Don R. Logan, pursuant to that certain Stock Purchase Agreement dated August 9, 2004 and its subsequent purchase of assets from American Eagle pursuant to that certain Asset Purchase Agreement dated October 22, 2004. As a result of these transactions, the Company was the majority shareholder of American Eagle from August 9, 2004 thru September 30, 2004. The Superior Court has stayed all action in this case until a related matter, case No. Gv-818041, pending in the Superior Court of Santa Clara County, California, is resolved. In this matter, Comerica Bank filed suit on June 20, 2003, seeking recovery of certain assets securing a loan it made to AE Tech. The Company does not possess any of the assets at issue and is not a party in the Comerica Bank lawsuit. The Company does not believe it has any liability in this matter and is vigorously defending this lawsuit.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital named eleven defendants in the state court action, including the Company; Emergystat, Inc.; Southland Health Services, Inc.; and Southland Health Services, LLC, and asserted a total of twenty-one claims, some of which were directed only at specific defendants. Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million for the defendants’ alleged intentional and fraudulent conduct and an award of treble damages pursuant to its statutory procurement of breach of contract claim. Finally, Pacific Capital’s state court complaint seeks various forms of equitable relief pursuant to common law and Tennessee’s Fraudulent Conveyance Act and Uniform Fraudulent Transfer Act. The Company believes that it has no liability beyond the recorded purchase price of certain assets in May 2004 and is vigorously defending this lawsuit.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Med Express of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. (“Med Express”), regarding various billing issues in Leake County, Mississippi. As part of the ongoing investigation, the Attorney General has requested to inspect certain records of Med Express. Although the Company believes the billings at issue are appropriate, the Company is treating this matter very seriously and has responded to the records request issued by the Attorney General. The Company is continuing to cooperate with the Attorney General in its ongoing investigation.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of Southland Health Services, Inc. (“Sulligent”), with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under §6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 8, 2005, the Company issued 125,000 shares of its restricted common stock to Pasadena Capital Partners pursuant to the exemption from registration found in Section 4(2) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act of 1933. The shares were issued in connection with certain public relations services rendered to the Company by Pasadena Capital Partners.

The 125,000 shares referenced above are restricted securities and the certificates representing those shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

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

Since the execution of the Tri-Party Agreement, the Borrower, the Company and GE Capital have entered into a Restructuring Agreement, as amended by that certain Amendment No. 1 to the Restructuring Agreement dated April 29, 2005 (as amended, the “Restructuring Agreement”) as well as that certain Forbearance Agreement dated May 31, 2005 (the “Forbearance Agreement”); that certain Second Forbearance Agreement dated July 15, 2005 (the “Second Forbearance Agreement”); that certain Third Forbearance Agreement dated September 1, 2005 (the “Third Forbearance Agreement”); that certain Fourth Forbearance Agreement dated October 1, 2005 (the “Fourth Forbearance Agreement”); and that certain Fifth Forbearance Agreement dated November 1, 2005 (the “Fifth Forbearance Agreement”) (collectively, the “Forbearance Agreements”). Pursuant to the Restructuring Agreement and the Forbearance Agreements, the parties agreed to restructure the Borrower’s payment timeline on both the GE Line of Credit and the GE Healthcare Obligation. Although the Third and Fourth Forbearance Agreements are not described in detail in this 10-QSB, the terms and conditions set forth in each agreement are substantially similar to those set forth in the Fifth Forbearance Agreement, which is described below.

The Company and the Borrower are currently operating under the Fifth Forbearance Agreement, whereby the Company agreed to cause the Borrower to satisfy the remaining outstanding balances on both the GE Line of Credit and the GE Healthcare Obligations on or before November 30, 2005. As part of the Fifth Forbearance Agreement, GE Capital agreed to forbear from exercising its rights under the GE Line of Credit and the GE Healthcare Obligation until November 30, 2005, provided the Company and the Borrower made the above referenced payments in a timely manner and paid GE Capital a forbearance fee in the amount of $25,000. Furthermore, under the terms of the Fifth Forbearance Agreement, GE Capital reduced the amount of credit it is willing to extend to the Borrower under the GE Line of Credit from $5,000,000 to $1,300,000. In addition to the foregoing, the Company also agreed to provide GE Capital with ongoing reports regarding its efforts to secure private equity funding, and to provide weekly reports outlining the status of the Pacific Capital litigation and the Internal Revenue Service enforcement efforts regarding the Borrower’s unfunded payroll taxes. (See “Part II, Item 1, Legal Proceedings,” for a further description of these matters).

As of November 11, 2005, the outstanding balance on the GE Line of Credit was approximately $1,299,646 and the outstanding balance on the GE Healthcare Obligation was $417,811. Since February 3, 2005, the effective date of the Tri-Party Agreement, the Company has reduced the outstanding balance on the GE Line of Credit by $1,032,314. In addition, since December 1, 2004, the Company has paid GE Capital approximately $777,085 in fees, penalties and interest. A copy of the Third, Forth and Fifth Forbearance Agreements are attached as exhibits to this 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

*10.1	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.2	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*10.3	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc.

*23.1	Report of Independent Certified Public Accountants

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

By:	/s/ T. Alan Walls
T. Alan Walls, Treasurer and Chief Financial
Officer (Principal Financial Officer)