Form 10KSB
period 2005-12-31
BAD TOYS Holdings, Inc.
filed 2006-04-03
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50059

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

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $44,666,730. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2006 is $18,272,435. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the registrant’s common stock as of March 31, 2006 was 21,642,800.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

2005 FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

BUSINESS OF THE COMPANY

Company Overview

Bad Toys Holdings, Inc. (“Bad Toys,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all the assets of American Eagle Manufacturing Company Inc., including its California Manufacturing License. While the Company’s Bad Toys Division still constructs and sells motorcycles to dealers nationwide, the Company’s primary source of revenue is from its subsidiary, Southland Health Services, Inc., which provides ambulance services.

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts. Effective December 1, 2004, the Company purchased Southland Health Services, Inc. The purchase was completed on February 4, 2005. Southland Health Services, Inc., a Delaware corporation with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance services. The ambulance services are offered under the trade name “Emergystat.”

Business Segments

The Company operates its business and markets its services under our two business segments: Southland Healthcare Services and Bad Toys. Southland Healthcare Services and its subsidiaries (“Southland Division”) provide emergency and non-emergency medical transportation (ambulance) services in 7 states. Bad Toys and its subsidiaries (“Bad Toys Division”) operate an integrated line of business activities for the motorcycle industry including frame, girder, and component parts manufacturing, manufacturing of production and custom complete motorcycles, manufacture of sprint car chassis, and manufacture of pedal and motorized go carts with styled bodies. Each of these companies also sells retail parts for these specialized auto and leisure areas.

The Company’s operational structure enhances service delivery and maintains favorable executive contacts with key contract decision-makers and community leaders. Each region provides operational support and management of our local business operating sites and facilities. Our regional management is responsible for growing the business in the region, overseeing key community and facility relationships, managing labor and employee relations, and providing regional support activities to our operating sites.

We provide strategic planning, centralized financial support, payroll administration, legal services, human resources, coordinated marketing and purchasing efforts, and risk management through our operational headquarters in Alabama for the Southland Division and in Tennessee for the Bad Toys Division. We also support our operating sites with integrated information systems and standardized procedures which enable us to efficiently manage the billing and collections processes.

The following is a detailed business description of our two business segments.

BUSINESS UNITS

I.	Southland Division-Medical Transportation

Southland operates a medical transporation business with over 980 full and part-time employees and provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. Southland operates primarily within the southeast region of the United States. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance division operates under the brand name “Emergystat”.

Southland’s revenues for these services are primarily derived from fees charged for medical transportation services pursuant to contracts with governmental entities, hospitals, health care facilities, and other health care organizations. Southland’s revenue under these contracts originates from reimbursements under private insurance programs, government programs such as Medicare and Medicaid, reimbursement from a variety of governmental entities, and from fees paid directly by patients utilizing our services. Southland had $44.6 million and $3.4, million dollars in revenues for 2005 and 2004, respectively. This business unit comprises 98% and 93% of the Company’s total 2005 and 2004 annual revenues, respectively.

Customer Base and Revenue Sources

Southland receives its revenue from ambulance transportation provided to individual customers who use the service by billing the customer’s commercial insurance plan or government program for the service provided. The two predominant government programs are the Federal Medicare program and state Medicaid programs. When there is no health insurance or government program coverage, the customer is billed directly for the service. Payments from commercial insurance carriers and from government programs are made on a case-by-case basis (fee for service) through a predictable claim-reimbursement process.

Customers include hospitals, nursing homes, home health agencies, individual customers, county and municipal governments, and Managed Care Organizations (HMOs).

In addition to providing emergency ambulance transportation, Southland administers a wide range of emergency medical care directly in the field. Today many invasive treatment procedures which once were reserved for the emergency department of the local hospital are provided at the scene of an accident or at a person’s home. Paramedics and EMTs insert intravenous tubes, administer medications, and apply cardiac defibrillation directly.

Strength in a Competitive Marketplace

There are many favorable trends occurring within the healthcare industry and the emergency medical services markets. Management believes that the Company is uniquely positioned to take advantage of the trends and opportunities in the marketplace.

Leading, Established Provider of Emergency Medical Services. We are a leading provider of emergency medical services in the Southeast United States. Our company is the largest provider of medical transportation services in Mississippi and is quickly becoming a significant participant in Virginia. We believe our history of excellent customer service and community participation, coupled with our ability to leverage our field management teams and technology to drive increased productivity and efficiency, have contributed to our ability to retain existing contracts and to win new contracts. Our personnels’ commitment to their profession and communities they serve drives our continuing success.

Significant Scale and Geographic Presence. We believe that the size of our organization’s broad southeastern geographic presence provides a competitive advantage over local and regional providers in most areas, including:

•	Ability to recruit and retain quality personnel. We are able to recruit and retain medical and support employees. This lowers our costs associated with employee turnover and increases customer and patient satisfaction.

•	Regional contracting and preferred provider relationships. We are able to enter into regional and local contracts with local governmental units, managed care organizations, and insurance companies.

•	Cost efficiencies and broad program offering. Our investments in technology may be too costly for certain providers to replicate and provide us with several competitive advantages, including: (i) operating cost efficiencies, (ii) scalability, and (iii) the capability to provide broad, high quality service offerings to our customers at competitive rates. In addition, our technology, including electronic patient records, and our expertise in providing pre-hospital emergency care uniquely positions us to respond to community demand for enhanced coordination among first responders.

Long-Term Relationships with Existing Customers. Our long-term, well-established, relationships with communities and healthcare facilities enhances our ability to retain existing customers and win new contracts. As a result, we believe we are in an advantageous position at the time of contract renewal, when a community or hospital is faced with a decision whether to retain its existing provider or explore other alternatives.

Strong Financial Performance. When we compete for new business, one of the key factors our potential customers evaluate is financial stability. We believe our track record of strong financial performance provides us with a competitive advantage over our competitors. We believe our ability to demonstrate consistently strong financial performance will continue to differentiate our company and provide a competitive advantage in winning new contracts and renewing existing contracts.

Focus on Risk Management. Our risk/ safety program is aimed at reducing worker injuries through training and improved equipment and increasing vehicle safety through the use of technology.

Investment in Core Technologies. Technology is a way for us to enhance the quality and reduce the cost of our service offerings, more effectively manage risk, and improve our profitability. For example, Southland Healthcare Services utilizes software, Pinpoint, to determine the appropriate level of transportation services to be dispatched and track response times and other data for county governments and hospitals. Our initial implementation of this technology in 2005 has improved our ability to capture revenue, decrease our billing costs, and bid more effectively for 911 contracts.

Business Strategy

The competitive advantages of Southland:

Increased Revenue from Existing Customers. Our history of delivering excellent service and quality patient care creates opportunities for us to increase revenue from the existing geographic areas we serve. We have established marketing and management efforts aimed at assisting communities and facilities to manage their cost of emergency medical services.

Growth in Our Customer Base. The Company has developed strong brand recognition, which creates unique opportunities for expansion within our areas of service and into new regions of the Southeast. We do this through:

•	Targeted geographic sales and marketing programs,

•	Pursuing new outsourcing opportunities for ambulance services,

•	Evaluating opportunities which leverage our core business, including our communications center infrastructure, to manage health-related transportation logistics.

Pursuit of Select Acquisition Opportunities. The emergency medical services industry is highly fragmented, with only two large national providers and limited number of regional providers such as ourselves, and presents opportunities for consolidation. We plan to pursue select acquisitions in our core business, including acquisitions to enhance our presence in existing markets and our entry into new geographic markets.

Utilization of Technology to Differentiate Our Services and Improve Operating Efficiencies. We intend to continue to invest in technologies which broaden our services in the marketplace, improve patient care, enhance our billing efficiencies, and increase our profitability. We believe that the complexities of the healthcare industry and customer demand for broader, more cost-effective service offerings will continue to benefit those providers who remain at the forefront of technological innovation.

Continued Focus on Risk Management. Through our risk management and quality programs, technology platform, and well-trained medical personnel, we will continue to conduct aggressive risk management programs for loss prevention and early intervention.

Industry Overview

According to the Centers for Medicare and Medicaid Services, or CMS, U.S. spending on healthcare in 2004 was $1.9 trillion, or $6,280 per person, compared to $1.7 trillion in 2003. Health spending rose 7.9 percent in 2004, slower than the 8.2 percent growth in 2003 and 9.1 percent growth in 2002. The Health spending share of GDP grew 0.1 percentage point to 16.0 percent in 2004. This was a smaller increase than experienced in recent years as economic growth in 2004 grew at its fastest rate since 1989. The Centers project that health care spending will be approximately $2.01 Trillion in 2005 and $2.16 Trillion in 2006.

Medical transportation services are provided by governmental entities, private companies, hospitals, and volunteer organizations. The emergency medical services (EMS) industry is comprised of approximately 15,000 service providers including 4,000 fire department-based providers, 1,200 hospital-based providers and 9,900 private and other providers. According to the Journal of Emergency Medical Services’ 2004 Annual 200-City Survey, the percentage of emergency medical transportation provided by private service providers in the nation’s largest 200 cities was 32 percent in 2004. Non-emergency services are primarily provided by private companies. Expenditures for emergency and non-emergency medical transport services in 2005 are estimated to be in the approximate range of $6 to $9 billion. There are a limited number of multiple-state medical transportation providers and only two national providers of medical transportation services. The remaining private medical transportation providers are primarily small organizations serving one or a limited number of markets.

Emergency Medical Services Industry

The Company operates ambulance services, a large and growing segment of the health care services market. By law, most communities are required to provide emergency ambulance services and most hospitals are required to provide emergency department services. It is estimated that 43% of all hospital admissions in 2003 originated from the emergency department. Given that emergency medical services are a core component of the patient care continuum, the expenditures for emergency medical services will continue to correlate closely to growth in the U.S. hospital market. The Company believes the following key factors will continue to impact the emergency medical services markets:

•	Increase in outsourcing. Communities, government agencies, and healthcare facilities are under significant pressure both to improve the quality and to reduce the cost of care. There is also a diminishing growth of volunteer service groups providing certain emergency medical transportation services. The outsourcing of certain medical services is an economically desirable alternative for these organizations.

•	Reimbursement environment - The reimbursement for medical transportation services has significantly improved in recent years due to implementation of the revised Medicare pricing schedule and stabilized private insurance pricing schedules. The Medicare fee schedule historically varied widely among communities and was very complex. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 modified the Medicare fee schedule by providing for a one percent increase in reimbursement for urban transports and a two percent increase for rural transports through 2006. Other fee adjustments will be fully phased in by January 1, 2010. This is expected to allow medical transportation providers to improve financial performance.

•	Aging Population in the USA. The growth and aging of the population is driving growing demand for healthcare services, and we believe it will result in an increase in ambulance transports.

•	The U.S. Census Bureau estimates 71 million Americans, or 20% of the U.S. population, will be aged 65 or older in 2030, compared with 37 million, or 12 percent, today. With the continued aging of the U.S. population, it is expected that the need for both emergency and non-emergency medical transportation services will continue to increase due to the fact that individuals over the age of 65 generally require medical transportation more frequently than the general population.

•	A 2003 CDC Emergency Department Summary noted that patients aged 65 or over represent 38% of patients delivered to emergency departments by ambulance. Emergency department visits for persons aged 65 or over increased to 17.5 million in 2003, a 26% increase from 1993.

•	Medical transport demand – With the aging population and improved medical care in the U.S., there is and will continue to be more travel between specialized treatment healthcare facilities and greater use of outpatient care facilities, nursing homes, and home care.

•	Increased federal funding for disaster preparedness and other federal programs. The United States government has increased its focus on our nation’s ability to respond quickly and effectively to emergencies, including both terrorist attacks and natural disasters. Federal programs, such as Homeland Security, FEMA and funding for services for undocumented aliens, have made increased funding available which is aimed directly at emergency services, including ambulance providers.

Ambulance Services

The Company believes the ambulance services market represents annual expenditures of approximately $6 to $9 billion. The ambulance services market is highly fragmented, with more than 12,000 private, public, and not-for-profit service providers accounting for an estimated 36 million ambulance transports in 2004. We are one of a limited number of regional ambulance providers, and there are only two national ambulance providers.

Ambulance services encompass both 911 emergency response and non-emergency transport services, including critical care transfers, wheelchair transports, and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians, or EMTs, to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics and EMTs to transport patients between healthcare facilities or between facilities and patient residences. Given demographic trends, the total number of ambulance transports is expected to continue to grow at a steady rate of 1% to 2% per year.

911 emergency response services are provided primarily under long-term contracts with communities and government agencies. In 2003, approximately 54% of 911 ambulance services were provided principally by government agencies and fire departments, with private providers representing approximately 42% of 911 services. Non-emergency services generally are provided pursuant to non-exclusive contracts with healthcare facilities, managed care and insurance companies. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies. Quality of service, dependability and name recognition are critical factors in winning non-emergency business.

Due to increased demand for technology-enhanced and data-driven providers, cost-effectiveness of services, improved patient outcomes and emergency preparedness and response, we believe that the current trend by communities and hospitals to outsource ambulance services will contribute to growth for private providers. Furthermore, we expect private providers to benefit as hospitals continue to outsource more of their ambulance services due to changes in reimbursement rates and increased use of outpatient services.

Changes in Medicare Reimbursement Methodology – Medicare National Fee Schedule

As a requirement of the Balance Budget Act of 1997, the Health Care Financing Administration has implemented a National Fee Schedule for all ambulance providers. The new Medicare Fee Schedule began on April 1, 2002 and has made a positive impact on the earnings and cash flow of the merged candidates. With the exception of full reimbursement of loaded miles in Tennessee and North Carolina, the new fee schedule is being phased in over a five year period. This will increase Southland’s earnings and cash flow each year with no appreciable increase in operating costs.

Ambulance Industry Overview

Scope and growth of Industry

•	Ambulance-based transportation of patients in the United Sates is an enormous industry, with the collective revenues of all segments estimated to be 7 billion dollars per year.

•	Revenue in the ambulance industry has generally grown at 5% to 7% per year, and expansion is expected to remain at this level for the next several years.

•	Ongoing, widespread demographic trends (e.g., an aging population) further support healthy future ambulance industry growth.

Recent Changes and Trends

As with virtually every other healthcare-related industry, the ambulance business has experienced significant and widespread change over the last fifteen years. The major forces driving this metamorphosis are:

Managed Care:

As cost-sensitive HMOs and other Managed Care Organizations (MCOs) have emerged as the dominant healthcare providers, they have aggressively sought to manage costs. Ambulance services have received tremendous pressure to operate cost-effectively.

The days of billing “whatever the market will bear” have long since passed. Today, due to managed care, precise amounts are designated as approved reimbursement for each specific activity an ambulance company might perform, from transportation of an immobilized non-emergency patient to administering lifesaving defibrillation.

It is important to note that not only does Southland carefully match patients with appropriate vehicles the company also verifies that patient medial care appointments have been pre approved by the MCO. This unique service adds significant value and further enhances Southland’s relationship with the managed care community.

Technology/Techniques/Information:

As with most of modern medicine in general, the equipment, techniques, and information used by Emergency Medical Services (EMS) providers have changed in significantly over the past decade.

Now, most on-site emergency equipment is digital and often capable of interfacing wirelessly with nearby hospitals or base stations. Dispatch and route selection is often coordinated using a Global Positioning System (GPS) tracking system. This system allows dispatchers to monitor the actual location of vehicles via satellite-based tracking.

The techniques used to treat patients have also changed and have become generally less invasive and simpler. However, the level of care provided “on-scene” at accidents has risen significantly over the past ten years. Numerous complex services performed in emergency rooms are now being executed at the scene of accidents and medical emergencies.

Better medical information has been incorporated into training techniques, which has impacted the EMS business. The decisions made on-scene today by an EMT or Paramedic are significantly more sophisticated than they were just 15 years ago.

Provider Consolidation:

As is true with so many large-scale industries these days, the ambulance industry has undergone rapid and widespread consolidation. Most notably, American Medical Response (AMR) and Rural-Metro, two publicly held EMS competitors, have spearheaded this trend.

Current Service Areas

Southland currently provides services in approximately 200 communities in seven states: Alabama, Florida, Kansas, Louisiana, Mississippi, Tennessee, and Virginia.

Southland provides ambulance services in each of these states under the trade name Emergystat. Southland generally provides ambulance services pursuant to a contract or certificate of necessity (usually contacts) on an exclusive or nonexclusive basis. In certain service areas, Southland is the only provider of both emergency ambulance and non-emergency ambulance services. In other service areas, Southland competes for non-emergency ambulance contracts.

Medical Transportation Services

Emergency Ambulance Services

Southland generally provides emergency ambulance response and medical transportation services pursuant to contracts with counties and/or municipalities. These contracts are generally exclusive in nature, making us the sole provider of emergency ambulance services in a designated service area and require Southland to respond to every emergency medical call in those areas. The level of response to the call is dependent upon the underlying contract. We typically respond to virtually all calls with Advanced Life Support (“ALS”) ambulance units, unless otherwise specified by contract.

ALS ambulances are staffed with either two paramedics or one paramedic and an emergency medical technician (“EMT”) and are equipped with ALS equipment (such as cardiac monitors, defibrillators, advanced airway equipment, and oxygen delivery systems), as well as pharmaceuticals and medical supplies.

Upon arrival at an emergency medical call, the ALS crew members deploy portable life support equipment, ascertain the patient’s medical condition, and if required, administer advanced life support techniques and procedures, which may include tracheal intubation, cardiac monitoring, defibrillation of certain cardiac dysrhythmias, and the administration of medications and intravenous solutions under the direction of a physician. The crew also may perform Basic Life Support (“BLS”) services, which include cardiopulmonary resuscitation (“CPR”), basic airway management, and basic first aid, including splinting, spinal immobilization, recording of vital signs, and other non-invasive procedures. As soon as medically appropriate, the patient is placed on a portable gurney and transferred into the ambulance. While one crew member monitors and treats the patient, the other crew member drives the ambulance to a hospital designated either by the patient or the applicable medical protocol. While on scene or en route, the ambulance crew alerts the hospital regarding the patient’s medical condition, and if necessary, the attending ambulance crew member seeks advice from an emergency physician as to treatment. Upon arrival at the hospital, the patient generally is taken to the emergency department where care is transferred to the emergency department staff.

Non-Emergency Ambulance Services

Southland also provides non-emergency ambulance services to patients requiring either advanced or basic levels of medical supervision and treatment during transfers to and from residences, hospitals, long-term care centers, and other healthcare facilities. These services may be provided when a home-bound patient requires examination or treatment at a health care facility or when a hospital patient requires tests or treatments (such as MRI testing, CAT scans, dialysis, or chemotherapy) at another facility. We utilize ALS or BLS ambulance units to provide non-emergency ambulance services, depending on the patient’s needs. We generally staff our BLS ambulance units with two EMTs and equip these units with the medical supplies and equipment necessary to administer first aid and basic medical treatment.

Critical Care Transport Services

We provide critical care transport services to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between health care facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by a medical specialist provided by us or by a health care facility to attend to a patient’s special medical needs. Typically, staffing may include the use of critical care-trained professional nurses, respiratory therapists, neo-natal nurse specialists, and/or specially trained paramedics.

Alternative Transport Services

In addition to ambulance services, we provide non-medical transportation for the handicapped and certain non-ambulatory persons. Southland maintains a contract with John Deere Health care to provide wheelchair and car transports for its TennCare Medicaid members. Such transportation generally takes place between residences or nursing homes and hospitals or other health care facilities. In providing this service, Southland typically utilizes vans which contain hydraulic wheelchair lifts or ramps and/or passenger cars.

Medical Personnel and Quality Assurance

Paramedics and EMTs must be state-certified in order to perform emergency care services. Certification as an EMT requires completion of a minimum of 164 hours of training in a program designated by the U.S. Department of Transportation and supervised by state authorities. EMTs also may complete advanced training courses to become certified to provide certain additional emergency care services, such as administration of intravenous fluids and advanced airway management. In addition to completion of the EMT training program, certification as a paramedic requires the completion of more than 800 hours of training in advanced patient care assessment, pharmacology, cardiology, and clinical and field skills. Many of the paramedics currently employed by us served as EMTs for us prior to their certification as paramedics. We are subject to market-specific shortages of qualified EMTs and paramedics. We compete with hospitals, municipal fire departments, and other health care providers for these valued individuals. We have undertaken efforts to minimize the effect of these shortages and have implemented a number of programs to attract and retain a quality workforce, such as providing training programs, recruitment bonuses, moving allowances, and various other retention strategies. Both paramedics and EMTs must complete continuing education programs and, in some cases, state-supervised refresher training examinations to maintain their certifications. Certification and continuing education requirements for paramedics and EMTs vary among states and counties.

We maintain a commitment to providing high quality pre-hospital emergency medical care. Local physician advisory boards and medical directors develop medical protocols to be followed by paramedics and EMTs in a service area. Instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we conduct retrospective care audits with our employees to evaluate compliance with medical and performance standards

We are members of Mississippi, Louisiana, and Alabama Service Associations.

Contracts

We enter into contracts with counties, municipalities, fire districts, and other governmental entities to provide emergency ambulance services in designated service areas. These contracts typically specify maximum fees which we may charge and set forth required criteria, such as response times, staffing levels, types of vehicles and equipment, quality assurance, indemnity, and insurance coverage. In certain instances, we are required by contract or by law to post a surety bond or other assurance of financial or performance responsibility. The rates we may charge under a contract for emergency ambulance services depends largely on patient mix, the nature of services rendered, the local political climate, and the amount of subsidy, if any, which will be considered by a governmental entity to cover costs of uncompensated care. We have no one contract which accounted for more than 10% of our annual net revenue during fiscal years 2005 and 2004.

Our contracts generally extend for terms of two to five years. We attempt to renegotiate contracts in advance of their expiration dates and generally have been successful in these renegotiations. From time to time, we may decide that certain contracts are no longer favorable and may seek to modify or terminate these contracts. We also enter into contracts with hospitals, nursing homes, and other health care facilities to provide non-emergency and critical care ambulance services. These contracts typically designate us as the preferred provider of non-emergency ambulance services to those facilities and typically permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies.

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

We market our non-emergency medical transportation services to hospitals, health maintenance organizations, convalescent homes, and other health care facilities which require a stable and reliable source of medical transportation for their patients. We believe that our status as an emergency medical transportation provider in a designated service area increases our visibility and enhances our marketing efforts as we compete for non-emergency services in that area. Contracts for non-emergency services usually are based on criteria similar to those in contracts for emergency services, including quality of care, customer service, response time, and cost.

Shared Services

We utilize sophisticated management information systems, which we believe enhance the productivity of our existing Southland operations. These systems permit us to achieve efficiencies in the areas of billings, collections, purchasing, finance, cash management, human resources, compliance, informational systems, legal, risk management, and in the utilization of personnel and equipment. The Bad Toys division also has centralized accounting systems.

Southland’s centralized systems significantly augment local processes and permit managers to direct their attention primarily to the performance and growth of their operations. Centralized billing and collection procedures provide for more efficient tracking and collection of accounts receivable. Centralized purchasing permits us to achieve discounts in the purchase of medical equipment and supplies. Other centralized infrastructure components such as accounts payable, legal, compliance, human resources, and risk management provide the capability to purchase related products and services on a national basis, identify and respond to national trends, and provide internal support and administrative services in a more cost-effective, efficient, and consistent manner across all operations.

We believe our investment in management information systems and our effective use of these systems represent key components of our success. Process and personnel improvements in these areas are continuing. We are committed to further strengthening the productivity and efficiency of our business and believe that our management systems have the capability to support future growth.

Dispatch and Communications

Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours per day, seven days per week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission.

Southland uses system status plans and flexible deployment systems to position our ambulances within a designated service area because effective fleet deployment represents a key factor in reducing response times and efficient use of resources. We analyze data on traffic patterns, demographics, usage frequency, and similar factors with the aid of computers to help us determine optimal ambulance deployment and selection. The center which controls the deployment and dispatch of ambulances in response to calls for ambulance service may be owned and operated either by the applicable county or municipality or by us.

Depending on the emergency medical dispatch system used in a designated service area, the public authority which receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center, which in turn dispatches ambulances to the scene. In most service areas, our control center receives the call from the police after the police have determined the call is for emergency medical services. When we receive a 911 call, we dispatch one or more ambulances directly from our control center while the call taker communicates with the caller. All call takers and dispatchers are trained EMTs or Emergency Medical Dispatchers with additional training which enables them to instruct callers on pre-arrival emergency medical procedures, if necessary. In our control center, a computer assists the dispatcher by analyzing a number of factors, such as time of day, ambulance location, and historical traffic patterns in order to recommend optimal ambulance selection. In all cases, a dispatcher selects and dispatches the ambulance. While the ambulance is en route to the scene, the emergency medical team receives information concerning the patient’s condition prior to arrival at the scene.

Requests for non-emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick-up time. Southland uses Pinpoint software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

In the delivery of emergency ambulance services, our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition, and to receive instructions directly from emergency department personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments which also may be responding to a call.

Deployment and dispatch also represent important factors in providing non-emergency ambulance services. We implement system status plans for these services designed to assure appropriate response times to non-emergency calls. We have established such procedures based on patient condition, specialized equipment needed and the level of care that will be required by the patient.

Billings and Collections

We currently maintain a central billing and payment processing center and a centralized private-pay collection system at our headquarters in Vernon, Alabama. Invoices are generated and accounts are processed by the centralized collection system for private-pay accounts only if payment is not received via other channels in a timely manner. Throughout fiscal 2005 and 2004, substantially all of our revenue was billed and collected through our integrated billing and collection system.

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

We have substantial experience in processing claims to third-party payers and employ a billing staff trained in third-party coverage and reimbursement procedures. Our integrated billing and collection system uses software to tailor the submission of claims to Medicare, Medicaid, and certain other third-party payers and has the capability to electronically submit claims to the extent third-party payers’ systems permit. Our integrated billing and collection system provides for tracking of accounts receivable and status pending payment, which facilitates the utilization of personnel resources to resolve workload distribution.

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

Insurance and Surety Bonding

Many of the Southland contracts and certain provisions of local law require us to carry specified amounts of insurance coverage. We carry a broad range of comprehensive general liability, automobile, property damage, professional, workers’ compensation, and other liability insurance policies which are renewed annually. As a result of the nature of our services and the day-to-day operation of our vehicle fleet, we are subject to accident, injury, and professional claims in the ordinary course of business. We operate in some states which adhere to a gross negligence standard for the delivery of emergency medical care, which potentially lessens our exposure for tort judgments.

Based upon historical claim trends, we consider our insurance program adequate for the protection of our assets and operations. Our insurance policies are either occurrence or claims-made policies and are subject to certain deductibles and self-insured retention limits. The coverage limits of our policies may not be sufficient, we may experience claims within our deductibles or self-insured retentions in amounts greater than anticipated, or our insurers may experience financial difficulties which would require us to pay unanticipated claims. In addition, insurance may not continue to be available on commercially reasonable terms. A successful claim or claims against us in excess of our insurance coverage, or claims within our deductibles or self insured retentions in amounts greater than anticipated, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Claims against us, regardless of their merit or outcome, also may have an adverse effect on our reputation. We have attempted to minimize our claims exposure by instituting process improvements and increasing the utilization of experts in connection with our legal, risk management, and safety programs.

Counties and municipalities sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds which is renewed annually

Employees

At December 31,2005 and 2004, we employed approximately 980 full-time and part-time employees.

Strategy

Our strategy is to continue strengthening our existing core businesses and to continue building upon our economies of scale, while providing the best medical transportation and related services possible for the customers and communities we serve. Over the past year, our efforts to strengthen our business have primarily focused on (i) growing the core ambulance business in existing regional service areas, (ii) reducing bad debt expense through documentation and billing-oriented initiatives, (iii) managing payroll costs as a percentage of revenue through implementation of a technologically advanced work force scheduling system, and (iv) improving workplace safety to generate cost savings from reduced insurance claims.

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

We will market our emergency ambulance services through the pursuit of new contracts and alliances with municipalities, other governmental entities, and hospital-based emergency providers. We believe that contracting may provide a cost-effective approach to expansion into certain existing and new service areas. We believe that our strategic alliances can provide operating economies, coordination of the delivery of services, efficiencies in the use of personnel and equipment and enhanced levels of service. We will continue to seek such mutually beneficial alliances and municipal contracts in existing and, to a limited extent, new service areas. Our non-emergency medical transportation marketing efforts are focused primarily on hospitals, health-care centers, nursing homes, rehabilitation centers and other related health-care entities.

Additionally, we strive to implement rate increases in order to meet escalating costs of delivering high-quality services. In locations where we experience a rise in levels of uncompensated care, we also seek subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients. We will continue to seek same-service-area growth opportunities in fiscal year 2005.

Reducing Bad Debt Expense

We continued to develop and implement initiatives to enhance billing and collections results. In fiscal 2005 and 2004, we worked to further streamline our overall ambulance billing processes and to improve related performance. Improvements in fiscal 2005 included programs designed to expedite the timely filing of ambulance claims and to create added controls over the day-to-day flow of aging claims. Additionally, significant attention was placed on improving the return on certain Medicare accounts which become difficult to collect. Ongoing programs target improvements to our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients’ conditions meet medical necessity standards. We also placed a high priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

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

Patents, Trademarks and Licenses

Southland has not applied for any patents or trademarks. Although Southland believes it has obtained common law rights, which are independent of the United States Patent and Trademark Office registration process, through the use of the name “Southland Health Services” in connection with its business, the failure of the Company to obtain proprietary protection in the future for the use of the name “Southland Health Services” could negatively affect the Company’s operations.

Sales and Marketing

We continue to seek expansion in both the geographic markets we serve and the scope of services we provide in existing markets. Ownership of the local emergency response contract can be advantageous to us when bidding for non-emergency business, because our existing fleet of ambulances and dispatch centers maintained for emergency response can also be used for non-emergency business. For the same reason, our ownership of a successful non-emergency business can be advantageous to us when trying to unseat an incumbent emergency response operator or to obtain a contract in a newly-privatized market.

Risk Management

We are committed to the safety of our employees and the patients and communities we serve. Our Safety Program is built upon five important components:

•	Selecting highly qualified employees,

•	Providing exemplary safety policies and programs to control losses,

•	Effective training and education programs,

•	Accountability of management and employees for safety of the operation, and

•	Continuous review of new opportunities and existing programs for improvement.

We train and educate all new employees about our safety programs including, among others, emergency vehicle operations, various medical protocols, use of equipment, and patient-focused care and advocacy. Our safety training also involves continuing education programs and a monthly safety awareness campaign.

Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors which drive losses in our operations. We aggressively investigate and respond to all incidents we believe may result in a claim. Operations supervisors submit documentation of such incidents to the third party administrator handling the claim. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

Competition

Our predominant competitors are fire departments, which hold approximately 35% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies and in many communities provide emergency medical care and transport as well.

Our largest competitors, AMR and Rural/ Metro Corporation, are the only national providers of ambulance transport services. Our other private provider competitors are, Acadian Ambulance Service in Louisiana, and small, locally owned operators that principally serve small regional geographic areas.

Environmental Matters

We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials and pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. We believe our current operations are in substantial compliance with all applicable environmental requirements and that we maintain all material permits required to operate our business.

Certain environmental laws impose strict and, under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Releases have occurred at a few of the facilities we lease as a result of historical practices of the owners or former operators. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial position and results of operations. However, there can be no guarantee that these releases or newly discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Legal Matters

From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

We are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kick-back, rebate or other remuneration, in cash or in kind, in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. We have implemented policies and procedures which management believes will assure that we are in substantial compliance with these laws, but we cannot be sure that the government or a court will not find that some of our business practices violate these laws.

Sales and Marketing

Emergency medicine practices vary among healthcare facilities. A healthcare facility request for proposal generally will include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria, and the format to be followed in the bid. Prior to responding to a request for proposal, Senior management ensures that the proposal is in line with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements, and competition to determine how to best achieve our business objectives and the customer’s goals.

Regulatory Matters

Southland’s business is subject to governmental regulations at the federal, state, and local levels. At the federal level, Southland is subject to regulations under the Occupational Safety and Health Administration designed to protect employees and regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which protects the privacy of patients’ health information handled by health care providers. The federal government also recommends standards for ambulance design and construction, medical training curricula, and designation of appropriate trauma facilities and regulates Southland’s radio licenses. Various state agencies may modify these standards or require additional standards.

Each state in which Southland operates regulates various aspects of its ambulance business. These regulations may vary widely from state to state. State requirements also govern licensing and/or certification of ambulance service providers, training and certification of medical personnel, the scope of services which may be provided by medical personnel, staffing requirements, medical controls, medical procedures, communication systems, vehicles, and equipment.

Applicable federal, state, and local laws and regulations are subject to change. Southland believes it is currently in substantial compliance with applicable regulatory requirements. However, in the future these regulatory requirements may force Southland to increase its capital and operating expenditures in order to maintain current operations or initiate new operations.

Specifically, but without limitation, we are subject to the following laws and regulations

Medicare, Medicaid and Other Government Program Reimbursement

We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations, and determinations, all of which may materially increase or decrease the payments we receive for our services, as well as affect the cost of providing services.

Government funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries, and governmental funding restrictions, all of which could materially impact program reimbursements for our services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

Reimbursement to us typically is conditioned on our providing correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors. Additional factors which could complicate our billing include:

•	disputes between payors as to which party is responsible for payment,

•	the difficulty of adherence to specific compliance requirements, diagnosis coding, and various other procedures mandated by the government, and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits, or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, may adversely affect our working capital, and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

We establish an allowance for discounts applicable to Medicare, Medicaid, and other third party payors and for doubtful accounts based on the credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise.

Ambulance Services. In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997 to establish a national fee schedule for payment of ambulance transport services which would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services which link payments to the type of services furnished, consider appropriate regional and operational differences, and consider adjustments to account for inflation, among other provisions.

The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. Prior to that date, Medicare used a charge-based reimbursement system for ambulance transport services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance of the transport cost, if we did not accept the assigned reimbursement, and Medicare required us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, and the inflation-indexed charge limit.

On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients was set initially at $170.54 (which is adjusted each year by the Consumer Price Index). Adjustments to the base rate conversion factor are also included to recognize differences in relative practice costs among geographic areas, and higher transportation costs which may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from secondary insurance or the patient. Originally, the Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, modifications were made to the phase-in of the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the original national fee schedule on a temporary basis, until 2010. During this period, the Medicare allowable reimbursement rate will be the greater of (a) the national fee schedule and (b) a blend of the national fee schedule and the regional fee schedule. For 2004, that 20% of the blended rate was based on the national fee schedule and 80% of the blended rate was based on the regional fee schedule. For each succeeding year through 2007, the percentages will increase 20% for the national fee schedule and decrease 20% for the regional fee schedule portions of the blended rate. For 2008 and 2009, the fee schedule will remain at the 2007 mix of 20% regional and 80% national. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through 2006. Although we expect these provisions under the Medicare Modernization Act to positively impact the effects of the Final Rule on our transport revenue attributable to Medicare patients, we currently are unable to predict the total impact.

State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance transport services. For example, in certain service areas in which we are the exclusive provider of ambulance transport services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for general ambulance services that we are permitted to charge. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

Federal False Claims Act

We are subject to the federal False Claims Act, which imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Government agencies continue civil and criminal enforcement efforts in connection with investigations of healthcare companies and their executives and managers, many of which involve the False Claims Act. The False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the False Claims Act in the name of the government and share in the proceeds of the lawsuit.

The government and a number of courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, can be considered a violation of the False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower, and false claims provisions. Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other governmental programs or (3) the purchase, lease of order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid, or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition, and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996, there are two additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment, and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by HHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with these requirements.

The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following civil and criminal penalties: (1) civil money penalties for HIPAA privacy violations are $100 per incident, to a maximum of $25,000, per person, per year, per standard violated; (2) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses such information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (3) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (4) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule requires covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies (i.e., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality, and availability. The Company believes reasonable steps to comply with these standards.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards which all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations such as ours which submitted a request for an extension. The Company believes reasonable steps to comply with these standards

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. The Company believes it has substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

State Fraud and Abuse Provisions

We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all healthcare services and not just those covered under a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation, and Related Laws and Guidelines

In certain jurisdictions, changes in our ownership structure require pre-or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require re-application and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts.

II.	Bad Toys Division-the Manufacture for Sale of Motorcycles from Component Parts

The Company designs distinctive V-Twin motorcycles with direct sales to customers and builds four models through American Eagle, which are distributed thru dealers. The Company builds custom-manufactured motorcycles in our shop in Kingsport, Tennessee and in our shop in Gallatin, Tennessee acquired in January 2005 from component parts available from motorcycle parts suppliers. We build motorcycles for distribution to dealers in Oceanside, California. The Company’s models are available on our website, www.badtoysholdings.net.

In motorcycle circles, our models are of the type known as custom-manufactured, V-Twin, HD-type motorcycles. They are called “V-Twin” because they have two-cylinders set at a 45-degree angle and are called “HD-type” because of their resemblance to the motorcycles manufactured by Harley-Davidson. The models are “custom manufactured” because we build many features of the models to each customer’s order.

Motorcycle Industry

The total estimated U.S. motorcycle sales numbers for 2005 as made available by the Motorcycle Industry Council (“MIC”) are as follows: sales of motorcycles (including street, off-road, and dual-purpose machines) and scooters totaled 1,088,994 in 2005, up from 965,399 in 2004, a rise of 4.5%. Overall sales gradually increased since 1992. These numbers only include MIC members, so the actual numbers of motorcycles, scooters and ATVs sold in the U.S.A. is probably higher. Street bike sales increased by 6.8% to 645,503 in 2005 from 604,396 in 2004. The most motorcycles were sold in April (90,879).

The Bad Toys segment serves both the motorcycle and street rod segments of the automotive industry. The following sections provide some key insights to these industries.

New Motorcycle/ATV Owner Survey

In November 2004, the Motorcycle Industry Council released a Motorcycle/ATV Owner Survey, which is widely regarded as the powersport industry’s most comprehensive resource for information on motorcycle ownership, usage, demographics, and trends.

Key findings of the new Motorcycle/ATV Owner Survey include:

•	Since 1998, there has been a 34 percent increase in the number of motorcycles - estimated to be about 8.8 million motorcycles in use in the United States.

•	Female motorcycle ownership is up to nearly 10% of the total motorcycle owner population. The percent of female ownership increased from 6.4 percent in 1990 to 9.6 percent in 2003.

•	The median household income of owners exceeds that of the U.S. population as a whole.

•	More than half of motorcycle owners are married.

•	Twenty-four (24) million people in the United States rode a motorcycle at least once in 2003.

•	Of all the motorcycles in use in 2003, 43% were purchased new, up from 33% in 1998.

•	More motorcyclists today have college degrees and work in “white collar” jobs. The median age of today’s rider is 42, up from 38 in 1998. 29% of today’s riders have college degrees, compared to 23% in 1998.

•	Sportbike owners spend significantly more on aftermarket purchases, including tires, repairs and maintenance, replacement parts, accessories and modifying equipment, and riding apparel.

The report is based on a national telephone survey conducted on behalf of the MIC by Irwin Broh & Associates. The firm surveys 2,000 households that own motorcycles/ATVs and 2,000 non-owning households. Trends are identified by comparing this year’s data with that of surveys conducted in 1998, 1990, 1985, and 1980. The current report reflects information gathered over 12 months, from October 2002 through September 2003.

Street Rod & Custom Market Niche

Street rods are vehicles with body types from manufacture years 1920 to 1948, that have been highly modified for street use and show. Street rods differ from antique or restored vehicles in that the street rod has been materially altered to utilize modern components not produced as part of the pre-1949 vehicle. Likewise, “customs” are similarly modified vehicles from manufacture years 1949 through the late 1960s.

Street rods and customs can be original vehicles that have been “made over,” or they can be newly constructed and only look like a previous production vehicle. Vehicles in this niche are often lumped together under the classification of “hot rod.” With street rods and customs most product purchases occur during the construction phase. After a project has been completed, product expenditures are very modest, generally involving maintenance or upgrades.

Market Size

The growth of the street rod and custom market can in part be attributed to Hollywood, music videos and television shows. Street rods and customs have become a more acceptable part of our culture. A significant number of “baby boomers,” who now have the discretionary income, are starting to realize the dream of their youth and either buying or building a street rod or custom. In 1999, manufacturer sales of street rod and customs specialty equipment products reached $231 million and retail sales were $636 million. Street rods and customs is the second smallest market niche in the specialty equipment industry, only slightly larger than racing. Recently this niche has shown a resurgence in growth. The street rod niche showed an increase of 7.79 percent in sales.

Consumer Demographics

•	The average age of street rod & custom specialty equipment products consumer is 43.7 years.

•	The average age of street rod & custom specialty equipment products consumer is 43.7 years.

•	Fully 75 percent of niche consumers are between the ages of 25 and 54 compared to U.S. population with only 43.6 percent based on 1995 data.

•	Street rods and customs comprise a niche that is definitely driven by discretionary income.

•	More than 72 percent of consumers have a household income of over $35,000, with larger concentrations in the higher income brackets than any of the other specialty equipment market niches.

•	The average household income of street rod & custom consumers is $52,956 based on 1995 data.

•	The average length of time a street rod & custom specialty equipment consumer has been involved with products from this market niche is 20 years.

Place Of Purchase Profile

The nature of some street rod and customs product consumers is to participate more directly in the project while the vehicle is under construction, which has a direct effect on where the products are purchased. Another factor in the place of purchase decision is the technical knowledge required to match engine and drivetrain components. A high level of expertise and knowledge are required to properly match components for top performance.

Even though price is the factor considered most often when consumers are deciding where to purchase street rod and custom products, availability, and guarantees are a close second and third.

Total Industry (Market Size, Market Segments)

In 1997, the total miles driven by light vehicles in Japan, France, Germany, Sweden, Italy, Canada, and the UK equaled 1.6 trillion miles. The total in the U.S. equaled 1.5 trillion miles.

In 1999, manufacturer’s sales of specialty automotive products reached $8.17 billion at manufacturer level, and retail sales were $23.2 billion. This represents an increase of 87.8 percent from 1990, when manufacturers’ sales of specialty equipment were $4.352 billion, which equates to an average annual growth of nearly 7.5 percent. In comparison, the total number of cars and light trucks registered in the U.S. has increased 14.0 percent, from 179,299,202 in 1990 to 209,509,100 in 1999 (according to The Polk Co.), averaging 1.93 percent increase each year from 1990 to 1999.

Since 1990 the specialty automotive equipment market has experienced an average annual growth rate of 7.55 percent. During the same time frame the overall automotive aftermarket grew by an average of 4.2 percent per year, and U.S. Gross Domestic Product (GDP) showed an average annual growth of 2.57 percent

Market Segments

Specialty automotive equipment products can easily be grouped into one of three market segments: specialty accessories and appearance products; racing and performance; and wheels, tires and suspension. These segments are made up of groups of products which serve similar functions, and are generally added for the same purposes.

Specialty accessories and appearance products include interior trim and accessories, restyling and appearance products, specialty waxes and chemicals, graphics and decals, sunroofs, and others. Appearance and body accessories can change the look of the vehicle, increase creature comforts or add aerodynamic styling not in the original vehicle design, e.g., sun roofs, ground effects, hood deflectors, and custom sound systems. Racing and performance products include internal engine parts, drive train, exhaust system, fuel system and ignition components designed to improve performance through increased durability, capability, or dependability. Wheels, tires, and suspension components include specialty shocks, struts, lowering packages, lift kits, custom wheels, performance tires and performance brakes, often targeted at the off-road enthusiast.

Supplies

We obtain our supplies from aftermarket Harley-Davidson suppliers and other manufacturers of motorcycle parts, such as Pro One, Bay Area Custom, J. Brake, Arlen Ness and Performance Machine. These supplies are readily available. Although we are authorized non-exclusive dealers of all the above-named suppliers and many others, we are still required to pay cash for most large motorcycle parts.

Dependence on Major Customers

We are not dependent on any major customers.

Patents, Trademarks and Licenses

We have not applied for any patents or trademarks, and we have both California and Tennessee manufacturing licenses. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles. Although the Company believes it has obtained common law rights, which are independent of the United States Patent and Trademark Office registration process, through the use of the name “Bad Toys” in connection with its business, the failure of the Company to obtain proprietary protection in the future for the use of the name “Bad Toys” could negatively affect the Company’s operations.

Government Approval and Regulations

Our custom motorcycle business does not need U.S. Department of Transportation or any other governmental agency approval to build motorcycles which are custom-made to a customer’s order, to rebuild motorcycles, or to assemble a motorcycle from component parts which are available in the open market. Our business is subject to no government regulations other than those of the Environmental Protection Agency or (“EPA”), regulating the disposal of oil, grease, tires, batteries, and the prevention of pollution. We believe we are in compliance with OSHA and EPA regulations. All of our motorcycles are built by hand rather than in a moving assembly line. Safety goggles are used when required, and fire extinguishers are readily available. We dispose of pollutants by periodically taking them to authorized disposal sites.

Our dealer-based businesses, American Eagle, for which we have a California Manufacturing License, and Gambler Motorcycle Company, Inc., for which we have a Tennessee Manufacturing License, are subject to government regulations and are currently in compliance.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

ITEM 2. DESCRIPTION OF PROPERTY

SOUTHLAND DIVISION

As of December 31, 2005, we owned three small facilities and leased sixty-seven facilities. All of these facilities are used by the Company to provide ambulance services in the seventy counties in which we operate. Our aggregate monthly rent for these facilities is approximately $47,000. The Company also leases a 15,000 square foot facility in Vernon, Alabama which contains Southland’s corporate headquarters. Southland’s billing, dispatch, accounting and administration departments operate out of this office.

BAD TOYS DIVISION

As of December 31, 2005, we leased space for our retail and manufacturing operations at a single facility in a specially designed 3,000 square-foot retail and service building. The retail facility is located at 2046 West Stone Drive, Kingsport, Tennessee 37660. Our monthly rent is $2,155 for this facility. We also lease a 32,000-square-foot manufacturing facility in Carlsbad, California for our American Eagle Manufacturing Company operations. On March 10, 2006, we entered into a lease agreement for 14,501 square feet in Oceanside, California. Management anticipates that American Eagle Manufacturing Company, will move to this new facility in March or April of 2006. The monthly rent is $11,481.

During 2005, our Gambler Motorcycle Company operations operated out of a 13,000 square foot facility located in Hendersonville, Tennessee. However, in February 2006, we entered into a new lease for a 16,000 square foot facility in Gallatin, Tennessee. The lease includes a purchase option on the facility for $450,000. The monthly rent is $5,200. The facilities are in areas which can accommodate both retail and distribution to dealers.

Our Bad Toys divison does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital named eleven defendants in the state court action, including the Company; Emergystat, Inc.; Southland Health Services, Inc.; and Southland Health Services, LLC, and asserted a total of twenty-one claims, some of which were directed only at specific defendants. Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million for the defendants’ alleged intentional and fraudulent conduct and an award of treble damages pursuant to its statutory procurement of breach of contract claim. Finally, Pacific Capital’s state court complaint seeks various forms of equitable relief pursuant to common law and Tennessee’s Fraudulent Conveyance Act and Uniform Fraudulent Transfer Act. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending its position.

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

Cornell Capital Partners, L.P. v. Bad Toys Holdings, Inc., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the

District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The Complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the SEDA. At a minimum, the Company anticipates that there will be a reduction in the amount that Cornell asserts that it is owed under the December and February Notes.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, General Electric Capital Corporation (“GE Capital”) filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Company’s unconditional guarantee of the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company has not yet responded to the Complaint, but expects to file affirmative defenses that would refute the enforceability of the GE Capital Agreements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Security Dealers, Inc. under the symbol “BTYH.OB” The stock began trading on the Over-The-Counter Bulletin Board in November 2003.

The following table sets forth the quarterly high and low bid prices for our common stock during the past two fiscal years in which we have been listed on the Over-the-Counter Bulletin Board. The information contained in the table below was obtained from the Over-the-Counter Bulletin Board Quarterly Trade and Quote Summary Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

YEAR 2005	High Price	Low Price
Quarter Ended December 31, 2005	$1.65	$0.53
Quarter Ended September 30, 2005	$0.91	$0.42
Quarter Ended June 30, 2005	$0.55	$0.35
Quarter Ended March 31, 2005	$1.20	$0.32
Quarter Ended December 31, 2004	$1.60	$0.32
Quarter Ended September 30, 2004	$1.92	$0.75
Quarter Ended June 30, 2004	$2.15	$0.52
Quarter Ended March 31, 2004	$1.85	$0.75

(b) HOLDERS OF COMMON STOCK

As of March 31, 2006, we had approximately 252 holders of record of our common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

(c) DIVIDENDS

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the Company’s financial condition, results of operations and other factors which the Board of Directors will consider.

The Company’s Board of Directors has voted to distribute seventy-five percent (75%) of the common stock of Southland Health Services, Inc. (“Southland”) to its shareholders of record as of the close of business on January 12, 2006. The Company intends to issue 1.31 shares of Southland common stock for every 1 share of the Company’s common stock held by each shareholder on the record date. Although all necessary corporate action to effect the declaration and payment of the dividend has occurred, the Company is in the process of completing all of the required filings with the Securities and Exchange Commission and NASDAQ required to complete the spin-off, which includes filing a registration statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. The Company’s common stock is currently trading with this dividend attached.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information concerning the number of shares of our common stock which may be issued under all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None		None	None
Equity compensation plans not approved by security holders		(1)	None	0

Total		(1)	None	0

(1)	The Company registered 2,500,000 shares of its common stock, $.001 par value, on Form S-8 on March 12, 2004, pursuant to the Company’s 2004 Stock Compensation Plan (the “Plan”). The purpose of the Plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress and earning power of the Company and to provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. As of March 31, 2006, 2,500,000 shares have been issued under our 2004 Stock Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INFORMATION RELATED TO FORWARD LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), we are hereby providing cautionary statements identifying important factors which could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements which express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents we have filed with the SEC. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

Bad Toys Holdings, Inc. (“Bad Toys,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all the assets of American Eagle Manufacturing Company Inc., including its California Manufacturing License. While the Company’s Bad Toys Division still constructs and sells motorcycles to dealers nationwide, the Company’s primary source of revenue is from its subsidiary, Southland Health Services, Inc., which provides ambulance services.

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts. Effective December 1, 2004, the Company purchased Southland Health Services, Inc. The purchase was completed on February 4, 2005. Southland Health Services, Inc., a Delaware corporation with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance services. The ambulance services are offered under the trade name “Emergystat.”

RESULTS OF OPERATIONS - YEAR ENDING DECEMBER 31, 2005 AND 2004

Revenues

Total revenues were $44.6 million for the year ended December 31, 2005 compared to $3.7 million for the year ended December 31, 2004. This increase of $40.9 million is due to the Company’s acquisition of Southland Health Services, Inc. (“Southland”). Southland’s revenues were $44.1 million of the Company’s total revenues for the year ended December 31, 2005 and $3.4 million of the Company’s total revenues for the year ended December 31, 2004. The sales and related services of the Company’s motorcycle division accounted for only $.5 million of total revenues in 2005 and $.3 million of total revenues in 2004.

Operating Cost

The increase in the Company’s operating cost for the year ended December 31, 2005 as compared to the year ended December 31, 2004, in the amount of $34.5 million is due principally to the acquisition of Southland Heath Services, Inc. and Gambler Motorcycle Company which is directly related to the increase in revenues of approximately $40.9 million for the year 2005.

Net Income/Loss

Net Income was $3.8 million for the year ended December 31, 2005 compared to a net loss of ($2.1) million for the year ended December 31, 2004. This increase of $5.9 million is due to the Company’s acquisition of Southland Health Services, Inc. (“Southland”). The Company’s increase in net income is primarily related to improvements in income directly associated with Southland and the new management’s ability to identify and abandon certain non-producing contracts as well as intensifying its management of operational costs, particularly in the areas of overtime and insurance. In fiscal 2005, the Company changed its coverage in its workers’ compensation plan to increase its individual claim deductibles to $350,000 with an aggregate cap of $1.5 million. This lowered the Company’s overall premium by approximately $80,000 per month. The Company will be responsible for actual losses incurred up to the described deductible amount. This change became effective in July of 2005. Through December 31, 2005, the actual claims paid were approximately $30,000. To effect this change in coverage amounts, the Company was required to place a secured Letter of Credit in the amount of $.6 million. The cash security for this Letter of Credit was generated through the Company’s operational cash flow. The Company believes that changes implemented throughout fiscal 2005 will continue to provide savings throughout fiscal 2006

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $.24 million for the year ended December 31, 2004 to $.13 million for the year ended December 31, 2005. The decrease in cash and cash equivalents is directly related to the Company’s acquisition of Southland Health Services, Inc and Gambler Motorcycle Company. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated form operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the IRS and GE Capital. The motorcycle segment is currently operating on a negative cash flow basis, but management expects it to turn positive during the 2nd half of 2006 with the infusion of approximately $500,000 to $1,000,000 in working capital from the above-mentioned line of credit. The Company’s plans include the addition of equity during 2006 thru a private placement even though the Company can sustain its current operations internally after a successful completion of an asset-based line of credit.

The Company expects to continue its improved cash collections and intense management of collections over the next twelve months in the ambulance service segment. The Company plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts.

Fiscal Year 2005

Operating Activities. Net cash generated by continuing operations operating activities was $2.3 million in 2005. Contributing to the generation of cash from operating activities during 2005 was net income from continuing operations of $3.9 million, depreciation and amortization of $.7 million, and an increase in working capital accounts of $2.3 million. In general, the Company saw accounts receivable collections increase due primarily to its focus on improved processes and collections and a reduction in accounts payable primarily due to timing of payments.

Investing Activities. Investing activities related to continuing operations used $2.2 million in 2005. In 2005, the Company made capital expenditures of $1.5 million consisting of $.9 million used in the acquisition of its Gambler operations, $.4 million used in the procurement of new ambulances for its Southland operations and the balance for productivity improvements and for system and facility costs.

Financing Activities. In 2005, the Company used $.2 million of net cash in financing activities. The Company retired approximately $1.3 million of its outstanding principal debt to GE Capital and GE Healthcare Financial Services, Inc. as well as approximately $.8 million on other primarily vehicle credit facilities. These payments were offset by borrowings of approximately $1.2 million from Cornell Capital Partners and proceeds of approximately $.7 million received from the Company’s primary shareholder.

Fiscal Year 2004

Operating Activities. Net cash used by continuing operations operating activities was $3.7 million in 2004. Contributing to the use of cash from operating activities during 2004 was net losses from continuing operations of $(1.6) million, offset by depreciation and amortization of $.7million, and changes in working capital of $2.8 million.

Investing Activities. Investing activities related to continuing operations provided $.7 million in 2004. In 2004, we made capital expenditures of $.4 million, mainly for productivity improvements and for system and facility costs.

Financing Activities. In 2004, financing activities provided $2.9 million of cash.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company unconditionally and irrevocably guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the default, GE Capital has filed suit against the Company seeking enforcement of its guaranty of these obligations (for a further discussion, please see the section entitled “Part I, Item 3, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation are approximately $1.3 million and $.3 million, respectively. During fiscal year 2005, the Company made all required on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest arising out of the numerous forbearance agreements entered into by the parties and approximately $1.0 million was paid on the outstanding principal balance.

The Company believes the short term impact on its cash flow to be positive as it will no longer have the obligation to pay the excessive forbearance fees, legal fees, penalties, and interest it paid during fiscal 2005. As previously stated, the Company is in negotiations and if successful will enter into a new asset-based line of credit, whose proceeds in part will be used to satisfy the outstanding GE debt. Since the effective date of its acquisition of Southland, the Company has paid GE Capital approximately $1.2 million in forbearance fees, legal fees, penalties, and interest as well as the $1.0 million in principal previously described.

Standby Equity Distribution Agreement. On June 2, 2004, we entered into an Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. In 2005, the Company received approximately $1.2 million from Cornell Capital Partners. In 2005, the Company paid approximately $.4 million to Cornell Capital on its outstanding debt obligations. Cornell Capital has filed suit against the Company seeking repayment of two promissory notes issued in connection with the SEDA. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Equity Distribution Agreement. The Company does not intend to issue and sell any shares of its common stock to Cornell Capital Partners under the Equity Distribution Agreement, and therefore, it is highly unlikely the Company will receive any proceeds from Cornell Capital Partners in the future. For a further discussion, please see the section entitled “Part I, Item 3, Legal Proceedings.”

Liquidity

On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) against Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., in connection with the entity’s failure to collect and remit employment taxes of approximately $2,800,000, inclusive of penalties and interest. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. If the Internal Revenue Service proceeds to levy against Sulligent’s assets, the act will have an adverse impact on the Company’s financial position. To prevent this from occurring, and as discussed above, the Company is aggressively pursuing various financing alternatives, the proceeds of which the Company intends to use to satisfy its obligations to the Internal Revenue Service.

Liquidity And Proposed Plans For The Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the IRS and GE Capital.

The Company expects to identify from time to time, as part of its growth strategy, potential acquisition candidates and, depending on the size of the acquisition require additional capital to be provided either through increases in an asset-based line of credit, various structured financing, or equity raises.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments which affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation. In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe that it will impact the company’s overall results of operations and financial position.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our consolidated financial statements.

Revenue Recognition. The Company expects our primary source of revenue to come from the sales of our products and medical transports. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument which is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

[INSERT FINANCIAL STATEMENTS]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports which it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the Chief Executive Officer and Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

OFFICERS AND DIRECTORS

As of the date hereof, the directors and executive officers of the Company, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
Larry N. Lunan	64	Chief Executive Officer, President and Director	July 1994 to Present

T. Alan Walls	45	Chief Financial Officer and Secretary	February 2005 to Present

Roger A. Warren	41	Director	August 2000 to Present

Clinton Hubbard	58	Director	August 2000 to Present

Duties, Responsibilities and Experience

Larry N. Lunan. Mr. Lunan founded Bad Toys, Inc., our predecessor company, in April 1995, but has devoted his full-time efforts to the business since mid-1994. Mr. Lunan received a certified public accountant certificate in 1968 and was an accountant with Haskins & Sells from 1967 to 1971. From 1971 to 1975 Mr. Lunan was a controller and vice president of finance for Arcata Book Group, a subsidiary of Arcata Corporation. From 1982 until July 1994 he was employed as president of Fors Capital Corporation, a wholly-owned business consulting firm. In this capacity, he was active in development-stage companies and capital formation. Mr. Lunan currently serves as the Company’s Chief Executive Officer and President and as a director of the Company.

T. Alan Walls. Mr. Walls is a graduate of Auburn University in 1984 and currently serves as the Company’s Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Walls practiced accountancy as a sole proprietor from 1991 until 2003 in Johnson City, Tennessee. During this time, Mr. Walls’ firm successfully completed several peer reviews and served many public and private companies in a variety of industries. Mr. Walls serves as the Chief Financial Officer of Emergystat, Inc. and Southland Health Services, both of which are subsidiaries of the Company.

Roger A. Warren. Mr. Warren is a certified public accountant for Stafford & Warren, an accounting firm specializing in small, start-up, and development-stage companies. Client industries served include manufacturing enterprises, real estate, professional service corporations, mining operations, and environmental clean-up. Mr. Warren was an accountant with Arthur Young & Co. from 1986 to 1990 and received a certified public accounting certificate in 1990. He then practiced accountancy as a sole proprietor from 1990 until 1998, when he combined his practice with Stafford & Associates to form Stafford & Warren. Mr. Warren has served as a director of the Company since August 2000.

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

Significant Employees

The Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Financial Expert

The Company does not have an audit committee and therefore, do not currently have a written audit committee charter or similar document. We believe that the current members of our Board of Directors have the requisite financial background and experience to carry out the duties an audit committee would perform. For example, Mr. Lunan and Mr. Warren perform some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the Company’s annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Code of Ethics

The Company has not adopted a corporate code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having a limited management team operating our business.

Attendance of the Board of Directors

During the year ended December 31, 2005, the Board of Directors did not hold a meeting in person. However, the Board of Directors executed approximately 8 consents to action without a meeting. As stated above, we have no standing audit, nominating, compensation committee, or any other committees of the Board of Directors and, therefore, there were no committee meetings.

The Company presently uses the plurality vote standard to elect its directors. If elected, all directors of the Company will hold office until the next annual meeting of the shareholders, or until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, to our knowledge, during the fiscal year ended December 31, 2005, Messrs. Lunan and Hubbard failed to timely report some of their respective acquisitions and dispositions of shares of the Company’s common stock. However, as of the date of this filing, the Company believes that all required filings have now been made. Except Mr. Lunan has not filed a Form 4 reflecting the purchase of shares of common stock pursuant to the conversion of certain preferred stock on March 31, 2005. Mr. Lunan will file the required Form 4 as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary			Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/ Securities Underlying Options SARs(1) (#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Larry N. Lunan Chief Executive Officer and President	2005 2004 2003	$ $ $	72,000 72,000 72,000		— — —	— — —	— — —	— — —	— — —

T. Alan Walls, Chief Financial Officer	2005 2004 2003		$110,000 — —	(2)	— — —	— — —	— — —	— — —	— — —

(1)	Amounts reflect fair market value of shares of Bad Toys Holdings, Inc. issued to the executive officer.
(2)	Amounts paid to T. Alan Walls are for his services as Chief Financial Officer of Southland Health Services, Inc., a subsidiary of the Company. See “Employment Contracts” below for further information.

Stock Options and Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2005 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Grants To All Employees	Exercise Or Base Price	FMV At Grant Date	Expiration Date
Larry N. Lunan	0	Not Applicable	Not Applicable	Not Applicable	Not Applicable
T. Alan Walls	0	Not Applicable	Not Applicable	Not Applicable	Not Applicable

Stock Options and Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal year 2005, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2005:

			Unexercised In-The-Money Options and SARs at December 31, 2005
Named Executive Officer	Shares Acquired On Exercise	Value Realized	Number (Exercisable/ Unexercisable)	Value (Exercisable/ Unexercisable)
Larry N. Lunan	0	Not Applicable	Not Applicable	Not Applicable
T. Alan Walls	0	Not Applicable	Not Applicable	Not Applicable

Compensation of Directors

Directors do not receive compensation for their services as directors.

Employment Contracts

T. Alan Walls, Chief Financial Officer

On July 29, 2004, Southland Health Services, Inc., a subsidiary of the Company (“Southland”), entered into a two-year employment agreement with T. Alan Walls (the “Walls Employment Agreement”) pursuant to which Mr. Walls agreed to serve as Southland’s Chief Financial Officer. Under the terms of the Walls Employment Agreement, Mr. Walls is entitled to receive a salary of $110,000 per annum. In addition, under the terms of the agreement, Mr. Walls is entitled to (a) participate in any group insurance plans or employee benefit plans made available to Southland’s executive officers; and (b) reimbursement for any reasonable expenses incurred by him in the course of performing his duties. In the event Mr. Walls is terminated by the Company without cause, Mr. Walls is entitled to receive his full base salary of $110,000 for a period of twelve months. The Walls Employment Agreement contains confidentiality and non-competition provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of our common stock as of March     , 2006 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Common	Larry N. Lunan(3)(4)(6) 3520 Orebank Road, Kingsport, TN 37664	38,316,636	77.4%
Common	Susan H. Lunan(3)(5)(7) 3520 Orebank Road, Kingsport, TN 37664	31,314,636	77.4%
Common	T. Alan Walls 3520 Orebank Road, Kingsport, TN 37664	200,000	*
Common	Roger A. Warren 17130 Redhill Avenue, Irvine, CA 92714	50,000	*
Common	Clinton L. Hubbard 10 Rivera, Cote De Casa, CA 92679	112,500	*
Common	American Eagle Manufacturing Company 2344 Woodridge Avenue, Kingsport, TN 37664	1,279,692	5.9%
Common	All officers and directors as a group (4 persons)(8)	38,679,136	78.1%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. See Footnote 3.
(2)	Applicable percentage of ownership is based on 21,642,800 shares of common stock outstanding as of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Larry N. and Susan H. Lunan are husband and wife. Each disclaims beneficial ownership of the other’s shares of the Company’s common stock and preferred stock. Mr. Lunan owns 9,010,586 shares of common stock and 409,444 shares of preferred stock and Mrs. Lunan owns 1,450,000 shares of common stock and 409,444 shares of preferred stock. Each share of preferred stock is convertible into 10 shares of common stock. Mr. Lunan is the holder of several interest bearing convertible demand notes. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at his option. The balance outstanding at December 31, 2005 was $1,966,717.
(4)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Mr. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Ms. Lunan.
(5)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Ms. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Mr. Lunan.
(6)	Includes 19,667,170 shares that are obtainable upon conversion of convertible notes held by Mr. Lunan.
(7)	Includes 19,667,170 shares that are obtainable upon conversion of convertible notes held by Mr. Lunan.
(8)	Includes 8,188,880 shares of common stock obtainable upon conversion of preferred stock owned by officers and directors and 19,667,170 shares that are obtainable upon conversion of convertible notes owned by officers and directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, involving amounts in excess of $60,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

ITEM 13. EXHIBITS

Exhibits

3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

5.1	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form S-8 dated March 12, 2004, is hereby incorporated by reference.

5.2	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form SB-2/A dated August 13, 2004, is hereby incorporated by reference.

10.1	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.2	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.6	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.11	Asset Purchase Agreement by and among Bad Toys Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.12	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Bad Toys Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

10.13	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.14	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.15	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.16	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.17	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.5 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.18	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.6 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.19	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.20	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.21	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

*21.1	List of consolidated entities of the Company.

23.1	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.1 of this Form 10-KSB.

23.2	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.2 of this Form 10-KSB.

*23.3	Accountant’s Consent of Pollard Kelly Auditing Services, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002..

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Pollard Kelly for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 and 2004 for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the periods ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 were $78,000.

The aggregate fees billed by T. Alan Walls, CPA, P.C. for professional services rendered for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004 were $3,200.

ALL OTHER FEES

There were no fees billed by T. Alan Walls, CPA, P.C. or Pollard Kelley other than those fees discussed in the section entitled “Audit Fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on March 31, 2006.

Signature	Title

/s/ T. Alan Walls	Chief Financial Officer
T. Alan Walls	(Principal Financial and Accounting Officer)

/s/ Larry N. Lunan	President, Chief Executive Officer
Larry N. Lunan	(Principal Executive Officer) and Director

/s/ Clinton Hubbard	Director
Clinton Hubbard

/s/ Roger A. Warren	Director
Roger A. Warren

Pollard-Kelley Auditing Services, Inc.……………………………………………………………

Auditing Services                                     3250 West Market St, Suite 307, Fairlawn, OH 44333 330-836-2558

Report of Independent Registered Public Accounting Firm

Board of Directors

Bad Toys Holdings, Inc and Subsidiaries

We have audited the accompanying balance sheets of Bad Toys Holdings, Inc and Subsidiaries as of December 31, 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

March 30, 2006

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash	$125,696	$244,408
Investments	2,135,530	1,425,908
Accounts receivable - Trade	9,546,170	9,143,539
Inventory	807,409	762,512
Prepaid expenses	310,973	10,542

TOTAL CURRENT ASSETS	12,925,778	11,586,909

FIXED ASSETS
Buildings	499,958	735,623
Furniture & fixtures	176,730	171,347
Equipment	2,989,468	1,978,074
Vehicles	3,786,148	3,316,202
Leasehold improvements	116,560	116,560

	7,568,864	6,317,806
Less: Accumulated depreciation	(4,125,509)	(3,442,555)

	3,443,355	2,875,251

OTHER ASSETS
Prepaid insurance and deposits	333,745	1,732,618
Trademarks & patents	—	25,355
Notes receivable	339,337	332,836
Other assets	60,576	17,146
Loan to shareholder	4,917,724	540,269
Prepaid stock expense	258,048	418,569
Deferred tax benefit	326,869	335,310
Goodwill - Investment in contracts	230,780	4,004,288

	6,467,079	7,406,391

	$22,836,212	$21,868,551

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
CURRENT LIABILITIES
Notes payable	$—	$10,500
Accounts receivable line of credit	1,329,455	2,183,466
Bank overdrafts	757,352	473,755
Accounts payable	710,792	1,460,988
Accrued interest	—	111,032
Accrued warranty	—	15,000
Accrued wages	519,526	851,927
Accrued and withheld taxes	6,007,368	4,604,462
Other liability	383,066	244,476
Current portion of capital lease payable	—	10,598
Current portion of Notes payable	2,342,641	1,788,884

TOTAL CURRENT LIABILITIES	12,050,200	11,755,088
Long-term Debt
Notes payable	1,509,658	5,517,210
Notes payable - officer	1,966,717	1,266,377

	3,476,375	6,783,587

TOTAL LIABILITIES	15,526,575	18,538,675

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	11,524

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	190,928	153,139
Additional contributed capital	6,781,573	5,784,442
Stock warrants	250,000	1,150,000
Retained deficit	(225,623)	(4,081,988)
Accumulated other comprehensive loss	(506,129)	(506,129)

	7,309,637	3,318,352

	$22,836,212	$21,868,551

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Years Ended December 31, 2005 and 2004

	Three Months Ended December 31,		Year to Date December 31,
	2005	2004	2005	2004
REVENUES	$10,612,522	$3,599,053	$44,666,730	$3,720,535

EXPENSES
Payroll and employee benefits	6,344,619	1,909,440	21,401,196	1,910,279
Provision for doubtful accounts	2,344,604	2,181,450	9,359,446	2,181,450
Depreciation and amortization	265,499	39,260	675,976	44,582
Other operating expense	826,939	165,385	8,741,808	1,512,436

	9,781,661	4,295,535	40,178,426	5,648,747

OPERATING LOSS	830,861	(696,482)	$4,488,304	(1,928,212)

OTHER INCOME/(EXPENSE)
Interest income	507,601		551,739
Interest expense	(491,695)		(1,403,887)
Miscellaneous	218,127	11,100	218,128	9,700

Total Other Income/(Expense)	234,033	11,100	(634,020)	9,700

TAX BENEFIT/(PROVISIONS)	2,081	334,671	2,081	334,671

NET PROFIT/LOSS from operations	1,066,975	(350,711)	3,856,365	(1,583,841)

COMPREHENSIVE INCOME - Net of tax
Unrealized loss on securities	—	(5,574,585)	—	(506,129)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY INCOME	—	(11,524)	—	(11,524)

NET COMPREHENSIVE INCOME	$1,066,975	$(5,936,820)	$3,856,365	$(2,101,494)

NET PROFIT/(LOSS) from operations
per share	$0.06	$(0.04)	$0.23	$(0.19)
COMPREHENSIVE INCOME
per share	$—	$(0.67)	$—	$(0.06)
NET COMPREHENSIVE INCOME
per share	$0.06	$(0.71)	$0.23	$(0.25)

Average shares outstanding	16,557,279	8,358,133	16,557,279	8,358,133

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2004	818,888	818,888	7,430,200	74,302	1,619,498		(2,486,623)	—	26,065

Net other comprehensive income	—	—	—	—	—		(1,595,365)	(506,129)	(2,101,494)
Adjustment to Retained deficit for sale of American Eagle	—	—	—	—	—			—	—
Stock issued for American Eagle Acquisition			500,000	5,000	245,000				250,000
Stock issued Chambers Auto acquisition	—	—	100,000	1,000	99,000		—	—	100,000
Stock issued for services	—	—	3,635,024	36,350	1,718,196		—	—	1,754,546
Conversion of Debt to Common stock	—	—	800,000	8,000	72,000		—	—	80,000
Stock issue for fixed assets	—	—	35,000	350	34,650		—	—	35,000
Stock sales	—	—	51,934	519	49,481		—	—	50,000
Stock issued for Southland Health Services acquisition			1,619,200	16,192	1,311,552	1,150,000			2,477,744
Stock issued conversion of debt			500,000	5,000	45,000				50,000
Stock issued for finance package	—	—	642,542	6,426	590,065	—	—	—	596,491

Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365

Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Years Ended December 31, 2005 and 2004

	Three Months Ended December 31,		Year to Date December 31,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$1,066,975	$(5,936,820)	$3,856,365	$(2,101,494)
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	265,499	687,788	675,976	693,780
Stock for services	100,000	2,882,565	162,500	1,208,068
Adjustment to earnings due to sale of American Eagle	—	—	—	717,062
Changes in Assets and Liabilities
Accounts receivable	23,849	(9,142,795)	(402,631)	(9,159,192)
Inventory	30,926	(473,503)	(44,897)	(447,495)
Prepaid expenses	(173,626)	209,233	(1,859,825)	(8,233)
Accounts payable	(964,156)	(1,677,175)	(854,011)	(1,413,062)
Accrued wages	272,986	833,927	(332,401)	833,927
Accrued, other liabilities and withheld taxes	427,374	6,829,747	1,086,524	6,025,020

CASH FLOWS FROM OPERATING ACTIVITIES	$1,049,827	(5,787,033)	2,287,600	(3,651,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	—	—	—	—
Purchase of Fixed assets	(254,907)	(409,224)	(1,486,723)	(433,808)
Purchase of American Eagle	—	—	—	(440,840)
Purchase of Southland Health	—	(2,425,292)	—	(2,425,292)
Increase in Notes receivable	(6,501)	—	(6,501)
Increase in Other assets	—	6,469,231	—	6,561,133
Purchase of Investments	(709,622)	—	(709,622)	(2,533,544)

CASH FLOWS FROM INVESTING ACTIVITIES	(971,030)	3,634,715	(2,202,846)	727,649
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans	(1,383,467)	—	(2,114,306)	(39,366)
Proceeds from Notes Payable	354,000	2,397,233	1,210,500	2,397,233
Proceeds from Shareholder Debt - Net	116,895	(274,897)	700,340	586,112
Proceeds fom sale of stock	—	50,000	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	(912,572)	2,172,336	(203,466)	2,943,979

NET CASH INCREASE	(833,775)	20,018	(118,712)	20,009
CASH AT BEGINNING OF PERIOD	959,471	13,233	244,408	13,242
CASH ACQUIRED	—	211,157	—	211,157

CASH AT END OF PERIOD	$125,696	$244,408	$125,696	$244,408

Cash paid for interest	$378,244	$299,811	$1,238,571	$299,811

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

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

Nature of Operations

In February 2005, the Company purchased Southland Health Services, Inc, which provides ambulance services in seven states. The purchase was effective December 1, 2004. The Company operates two divisions. The Southland Division provides emergency and non-emergency ambulance services in seven Southeastern stats. The Bad Toys Division manufactures and retails units and component parts in the motorcycle, hot rod and sprint car industries.

Southland Healthcare Services, Inc. is a regional medical transportation provider. Southland Health Services, Inc. a Delaware corporation, with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. Southland has over 950 full and part time employees and provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. The company operates primarily within the southeast region of the United States. Southland operates in Mississippi, Alabama, Louisiana, Florida, Tennessee, Virginia and Kansas. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations operate under the brand name “Emergystat”. During fiscal 2005, the Company provided emergency medical services to approximately 105,000 patients in more than 200 communities. For the year ended December 31, 2005, Southland generated net revenue of $44 Million.

The Company operates a custom motorcycle manufacturing and service facility and a custom auto restoration and fabrication shop in Kingsport, Tennessee. The Company offers retail parts and product sales as well as motorcycle service to its customers seven days a week. The Company also owns American Eagle Manufacturing Company, Inc., a motorcycle manufacturing facility in Oceanside, California where it is developing a line of standardized motorcycles for resale through dealers. The Company owns Bad Boyz Toyzz, Inc., which provides brokerage services for custom cars and motorcycles.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

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

Basis of Consolidation

These financial statements represent a consolidation of Bad Toys Holdings, Inc., its wholly owned subsidiaries Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc., and Southland Health Services, Inc. and subsidiaries. All significant inter-company accounts have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into five categories - Medicare, Medicaid, private insurance, private pay and trade receivables.

Property and Equipment

Property and equipment are carried at cost. For financial statement purposes, depreciation is computed using the straight-line method. For federal and state income tax purposes, depreciation is calculated at accelerated rates as allowed by current tax laws. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for normal operational maintenance and repairs are charged to expense as incurred.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

Depreciation of property and equipment is provided using rates based on the following useful lives:

Years
Leasehold Improvements	5 years
Machinery and Equipment	3 to 10 years
Furniture and Fixtures	3 to 10 years
Buildings	39 years

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

Goodwill - Intangibles

Goodwill - Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of the Southland Health Services, Inc. in specific operating areas. These amounts are amortized over two years which represents the average life of the contracts. The investment in contracts was recorded at $4,004,288. The investment in contracts amount was written off the balance sheet as part of final purchase adjustments posted during 2005. The remaining balance of goodwill - intangibles at December 31, 2005 is $230,780. This balance is reviewed by management annually to determine impairment.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The sales revenues are primarily derived from sales to companies and individuals throughout the nation. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

The Health Service division operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 20% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 20% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the years ended December 31, 2005 and 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. See also Note 11 – Deferred Income Tax.

NOTE 2. INVENTORY:

	December 31,
	2005	2004
Raw material	$75,062	$-0-
Product for resale	137,982	275,821
Work in process	111,020	13,390
Finished goods	483,345	473,301

Total	$807,409	$762,512

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 3 – PAYROLL TAXES PAYABLE

At December 31, 2005 the Company was in arrears for several quarters of income tax withholding, social security withholding, and the employer’s share of social security. A majority of the arrearage was acquired as part of the acquisition of Southland Health Services, Inc. by Bad Toys Holding Company, Inc in February of 2005. In 2005, the overall outstanding payable to the IRS increased by approximately $1,400,000.00 from the 12/31/04 balance. The increase in payroll taxes outstanding was due to cash short falls created by the lack of normal operating line and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions cash provided from operations will allow the Company to remain current on any future payroll tax obligations

NOTE 4 – NOTES PAYABLE

Notes Payable

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at December 31,:

	2005	2004
Ambulance financing	1,585,991	1,357,867
Unsecured Debt	698,721	0
Acquisition debt	1,555,131	5,132,328
A/R Financing	1,329,455	2,183,466
All other debt	12,456	836,997

Total	5,181,754	9,510,658
Less Current Portion	-3,672,096	-3,993,448

Total Long Term Debt	1,509,658	5,517,210

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 4 – NOTES PAYABLE (Continued)

Long-term debt maturities are as follows:

2006	$3,672,096
2007	952,596
2008 and After	557,062

Total	$5,181,754

The Company has entered into various installment notes and lease arrangements for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2005 the Company was current on all payments on these notes. The balance of these notes was $1,585,991 and $1,357,867 at December 31, 2005 and 2004, respectively.

The Company has a debt with Cornell Capital Partners due upon demand with no stated interest rate. The balance at December 31, 2005 is $698,721.

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan.

Southland Health Services, Inc. rolled up Southland Health Services, LLC. Southland Health Services, LLC acquired certain Quality Care Ambulance Company’s assets. This roll up included a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, Southland has been making certain payments directly to other creditors of QCAS as part of the asset purchase. Southland does not have primary responsibility for these other debts.

Total acquisition debts related to the acquisitions of American Eagle Manufacturing Company and Southland Health Services, Inc. balance outstanding is $1,555,131 and $5,132,328, at December 31, 2005 and 2004, respectively.

On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes were written off against goodwill – investments in contracts as final purchase adjustments during 2005.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 4 – NOTES PAYABLE (Continued)

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at December 31, 2005. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2005, $250,000 of this debt was converted to 2,500,000 shares of common stock. The balance outstanding was $1,966,717 and $1,266,377 at December 31, 2005 and 2004, respectively.

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On February 1, 2005 the Company entered into a forbearance agreement with GE Capital relating to defaults under the loan agreement which was replaced with a restructuring agreement on March 18, 2005. The Company’s most recent restructuring agreement expired on December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1)	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2)	The Company leases its facilities from a minority stockholder as described in Note 6.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 6 - LEASING ARRANGEMENTS

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. These leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $616,231 for the year ended December 31, 2005. Rent expense on these agreements was $43,977 for December 2004.

American Eagle Manufacturing Company, Inc. occupied property in Carlsbad, California during 2004 and 2005 on a month to month lease at $20,030 per month. In March, 2006 this 15,400 square foot production facility moved to a new location in Oceanside, California on a four year lease at $11,800 per month.

Gambler Motorcycle Company occupied property in Hendersonville, Tennessee during 2004. In March 2006, the production facility moved to a new 16,000 square foot location in Gallatin, Tennessee. The new lease is a two year term at $5,200 per month with a purchase option of $450,000.

The Company conducts its retail operations from facilities in Kingsport, Tennessee that are leased under a month to month lease. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space for corporate headquarters owned by majority shareholder.

Future minimum lease payments are as follows:

Year	Amount
2006	$785,231
2007	$382,980
2008	$320,580
2009	$141,600

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, Preferred stock authorized. There were 818,888 shares outstanding at December 31, 2005, 2004 and 2003.

Common Stock

In September 2004, the shareholders’ of the Company increased the authorized shares of $0.01 par value common stock to 300,000,000 shares. There were 19,092,818, 15,313,900 and 7,430,200 shares outstanding at December 31, 2005, 2004 and 2003, respectively.

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

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed certain liabilities of American Eagle Manufacturing, Co. associated with the motorcycle business activities for 1,818,000 shares of its Common stock. On October 21, 2004 American Eagle Manufacturing Co. entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement.

On February 5, 2005, the Company with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes have been adjusted pursuant to the Capital Stock Purchase Agreement and are subordinate to the Internal Revenue Service and the note to General Electric Corporation.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

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

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital named eleven defendants in the state court action, including the Company; Emergystat, Inc.; Southland Health Services, Inc.; and Southland Health Services, LLC, and asserted a total of twenty-one claims, some of which were directed only at specific defendants. Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million for the defendants’ alleged intentional and fraudulent conduct and an award of treble damages pursuant to its statutory procurement of breach of contract claim. Finally, Pacific Capital’s state court complaint seeks various forms of equitable relief pursuant to common law and Tennessee’s Fraudulent Conveyance Act and Uniform Fraudulent Transfer Act. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending its position.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

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

Cornell Capital Partners, L.P. v. Bad Toys Holdings, Inc., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

The Complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the SEDA. At a minimum, the Company anticipates that there will be a reduction in the amount that Cornell asserts that it is owed under the December and February Notes.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, General Electric Capital Corporation (“GE Capital”) filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Company’s unconditional guarantee of the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company has not yet responded to the Complaint, but expects to file affirmative defenses that would refute the enforceability of the GE Capital Agreements.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $326,869 and $335,310, at December 31, 2005 and 2004, respectively.

Tax provision – Year ended December 31, 2005	$(1,104,403)
Tax Benefit – from years prior to 2005	1,106,484

Tax Benefit/(Provision) Net	$2,081

The Company has a current year tax provision of $1,104,403 at December 31, 2005. The amount is reduced by recognition of tax benefits from years prior to January 1, 2005. At December 31, 2004, the Company had a net operating loss (NOL) carryforward of $4,751,321. The NOL created a deferred tax asset for the company which was reduced by a valuation allowance as it could not be determined at December 31, 2004 that the Company would have sufficient profits to utilize the benefit of the NOL. The valuation allowance for December 31, 2005 has been significantly reduced. The Company has a net operating loss carryforward of $1,503,078 for tax purposes at December 31, 2005.

	December 31, 2005	December 31, 2004
Deferred Tax Asset	$511,047	$1,441,794
Valuation Allowance	(184,178)	(1,106,484)

Deferred Tax Asset – Net	$326,869	$335,310

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 12 – SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Motorcycle, Sprint Car and Hot Rod Division comprised of Bad Toys, Bad Boyz Toyzz, American Eagle Manufacturing Company and Gambler Motorcycle Company and the Health Services division comprised of Southland Health Services.

A breakdown of the operating revenues and operating expenses by segment is as follows for the year ended December 31, 2005:

Health Services Division

Total Assets	$17,288,169

Revenues	$44,101,435
Expenses	39,109,808

Gross Profit	$4,991,627

Motorcycle, Sprint Car and Hot Rod Division

Total Assets	$5,548,043

Revenues	$565,295
Expenses	1,068,618

Gross Profit	$(503,322)