Form 10KSB/A
period 2005-12-31
BAD TOYS Holdings, Inc.
filed 2006-04-06
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

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

BAD TOYS HOLDINGS, INC.

2005 FORM 10-KSB

PART I

EXPLANATORY NOTE

On March 31, 2006, Bad Toys Holdings, Inc., a Nevada corporation (the “Company”), filed its Annual Report on Form 10-KSB. The Company is filing this amendment to its Form 10-KSB to correct nomenclature on its 2005 Balance Sheet, properly classify certain line items in “Other Assets” on its 2005 Balance Sheet, correct administrative errors on its Statement of Cash Flows and add additional disclosures in Footnote 1 concerning Notes receivable and Management Corrections in 2005.

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

BUSINESS UNITS

I.	Southland Division-Medical Transportation

Southland operates a medical transportation business with over 980 full and part-time employees and provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. Southland operates primarily within the southeast region of the United States. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance division operates under the brand name “Emergystat”.

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

II.	Bad Toys Division-the Manufacture for Sale of Motorcycles from Component Parts

The Company designs distinctive V-Twin motorcycles with direct sales to customers and builds four models through American Eagle, which are distributed thru dealers. The Company builds custom-manufactured motorcycles in our shop in Kingsport, Tennessee and in our shop in Gallatin, Tennessee acquired in January 2005 from component parts available from motorcycle parts suppliers. We build motorcycles for distribution to dealers in Oceanside, California. The Company’s models are available on our website, www.badtoys.net.

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

PLEASE SEE ATTACHED

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of our common stock as of March 28, 2006 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

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

ITEM 13. EXHIBITS

Exhibits

3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

5.1	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form S-8 dated March 12, 2004, is hereby incorporated by reference.

5.2	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form SB-2/A dated August 13, 2004, is hereby incorporated by reference.

10.1	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.2	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.6	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.11	Asset Purchase Agreement by and among Bad Toys Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.12	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Bad Toys Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

10.13	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.14	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.15	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.16	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.17	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.5 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.18	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.6 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.19	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.20	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.21	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

21.1	List of consolidated entities of the Company, previously filed as Exhibit 21.1 to Form 10-KSB dated March 31, 2006 is hereby incorporated herein by reference.

23.1	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.1 of this Form 10-KSB.

23.2	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.2 of this Form 10-KSB.

*23.3	Accountant’s Consent of Pollard Kelly Auditing Services, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002..

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

March 30, 2006

BAD TOYS HOLDINGS, INC.

C0NSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash	$125,696	$244,408
Investments	2,135,530	1,425,908
Accounts receivable - Trade	9,546,170	9,143,539
Inventory	807,409	762,512
Prepaid expenses	310,973	10,542

TOTAL CURRENT ASSETS	12,925,778	11,586,909

FIXED ASSETS
Buildings	499,958	735,623
Furniture & fixtures	176,730	171,347
Equipment	2,989,468	1,978,074
Vehicles	3,786,148	3,316,202
Leasehold improvements	116,560	116,560

	7,568,864	6,317,806
Less: Accumulated depreciation	(4,125,509)	(3,442,555)

	3,443,355	2,875,251
OTHER ASSETS
Prepaid insurance and deposits	333,745	1,732,618
Trademarks & patents	—	25,355
Notes receivable	4,881,905	332,836
Other assets	435,732	17,146
Loan to Shareholder	—	540,269
Prepaid stock expense	258,048	418,569
Deferred tax benefit	326,869	335,310
Goodwill - Investment in contracts	230,780	4,004,288

	6,467,079	7,406,391

	$22,836,212	$21,868,551

LIABILITIES AND STOCK HOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$—	$10,500
Accounts receivable line of credit	1,329,455	2,183,466
Bank overdrafts	757,352	473,755
Accounts payable	710,792	1,460,988
Accrued interest	—	111,032
Accrued warranty	—	15,000
Accrued wages	519,526	851,927
Accrued and withheld taxes	6,007,368	4,604,462
Other liability	383,066	244,476
Current portion of capital lease payable	—	10,598
Current portion of Notes payable	2,342,641	1,788,884

TOTAL CURRENT LIABILITIES	12,050,200	11,755,088
Long-term Debt
Notes payable	1,509,658	5,517,210
Notes payable - officer	1,966,717	1,266,377

	3,476,375	6,783,587

TOTAL LIABILITIES	15,526,575	18,538,675

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	11,524
STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	190,928	153,139
Additional contributed capital	6,781,573	5,784,442
Stock warrants	250,000	1,150,000
Retained deficit	(225,623)	(4,081,988)
Accumulated other comprehensive loss	(506,129)	(506,129)

	7,309,637	3,318,352

	$22,836,212	$21,868,551

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Years Ended December 31, 2005 and 2004

	Three Months Ended December 31,		Year to Date December 31,
	2005	2004	2005	2004
REVENUES	$10,612,522	$3,599,053	$44,666,730	$3,720,535
EXPENSES
Payroll and employee benefits	6,344,619	1,909,440	21,401,196	1,910,279
Provision for doubtful accounts	2,344,604	2,181,450	9,359,446	2,181,450
Depreciation and amortization	265,499	39,260	675,976	44,582
Other operating expense	826,939	165,385	8,741,808	1,512,436

	9,781,661	4,295,535	40,178,426	5,648,747

OPERATING INCOME/(LOSS)	830,861	(696,482)	$4,488,304	(1,928,212)

OTHER INCOME/(EXPENSE)
Interest income	507,601		551,739
Interest expense	(491,695)		(1,403,887)
Miscellaneous	218,127	11,100	218,128	9,700

Total Other Income/(Expense)	234,033	11,100	(634,020)	9,700

TAX BENEFIT/(PROVISIONS)	2,081	334,671	2,081	334,671

NET PROFIT/LOSS from operations	1,066,975	(350,711)	3,856,365	(1,583,841)

COMPREHENSIVE INCOME - Net of tax Unrealized loss on securities	—	(5,574,585)	—	(506,129)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY (LOSS)	—	(11,524)	—	(11,524)

NET COMPREHENSIVE INCOME/(LOSS)	$1,066,975	$(5,936,820)	$3,856,365	$(2,101,494)

NET INCOME/(LOSS) from operations per share	$0.06	$(0.04)	$0.23	$(0.19)
COMPREHENSIVE (LOSS) per share	$—	$(0.67)	$—	$(0.06)
NET COMPREHENSIVE INCOME/(LOSS) per share	$0.06	$(0.71)	$0.23	$(0.25)
Average shares outstanding	16,557,279	8,358,133	16,557,279	8,358,133

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2004	818,888	818,888	7,430,200	74,302	1,619,498		(2,486,623)	—	26,065

Net other comprehensive income	—	—	—	—	—		(1,595,365)	(506,129)	(2,101,494)
Adjustment to Retained deficit for sale of American Eagle	—	—	—	—	—			—	—
Stock issued for American Eagle Acquisition			500,000	5,000	245,000				250,000
Stock issued Chambers Auto acquisition	—	—	100,000	1,000	99,000		—	—	100,000
Stock issued for services	—	—	3,635,024	36,350	1,718,196		—	—	1,754,546
Conversion of Debt to Common stock	—	—	800,000	8,000	72,000		—	—	80,000
Stock issue for fixed assets	—	—	35,000	350	34,650		—	—	35,000
Stock sales	—	—	51,934	519	49,481		—	—	50,000
Stock issued for Southland Health Services acquisition			1,619,200	16,192	1,311,552	1,150,000			2,477,744
Stock issued conversion of debt			500,000	5,000	45,000				50,000
Stock issued for finance package	—	—	642,542	6,426	590,065	—	—	—	596,491

Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365

Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Years Ended December 31, 2005 and 2004

	Three Months Ended December 31,		Year to Date December 31,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$1,066,975	$(5,936,820)	$3,856,365	$(2,101,494)
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	265,499	687,788	675,976	693,780
Stock for services	100,000	2,882,565	162,500	1,208,068
Adjustment to earnings due to sale of American Eagle	—	—	—	717,062
Changes in Assets and Liabilities Accounts receivable	23,849	(9,142,795)	(402,631)	(9,159,192)
Inventory	30,926	(473,503)	(44,897)	(447,495)
Prepaid expenses	(173,626)	209,233	1,098,442	(8,233)
Accounts payable	(964,156)	(1,677,175)	(466,599)	(1,413,062)
Accrued wages	272,986	833,927	(332,401)	833,927
Accrued, other liabilities and withheld taxes	427,374	6,829,747	1,415,464	6,025,020

CASH FLOWS FROM OPERATING ACTIVITIES	$1,049,827	(5,787,033)	5,962,219	(3,651,619)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	—	—	—	—
Purchase of Fixed assets	(254,907)	(409,224)	(1,257,829)	(433,808)
Purchase of American Eagle	—	—	—	(440,840)
Purchase of Southland Health	—	(2,425,292)	—	(2,425,292)
Increase in Notes receivable	(6,501)	—	(235,292)
Increase in Other assets	—	6,469,231	(249,624)	6,561,133
Purchase of Investments	(709,622)	—	(709,622)	(2,533,544)

CASH FLOWS FROM INVESTING ACTIVITIES	(971,030)	3,634,715	(2,452,367)	727,649
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loans	(1,383,467)	—	(5,939,404)	(39,366)
Proceeds from Notes Payable	354,000	2,397,233	1,210,500	2,397,233
Proceeds from Shareholder Debt - Net	116,895	(274,897)	700,340	586,112
Proceeds from sale of stock	—	50,000	400,000	—

CASH FLOWS FROM FINANCING ACTIVITIES	(912,572)	2,172,336	(3,628,564)	2,943,979

NET CASH INCREASE	(833,775)	20,018	(118,712)	20,009
CASH AT BEGINNING OF PERIOD	959,471	13,233	244,408	13,242
CASH ACQUIRED	—	211,157	—	211,157

CASH AT END OF PERIOD	$125,696	$244,408	$125,696	$244,408

Cash paid for interest	$378,244	$299,811	$1,238,571	$299,811

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

Nature of Operations

In February 2005, the Company purchased Southland Health Services, Inc, which provides ambulance services in seven states. The purchase was effective December 1, 2004. The Company operates two divisions. The Southland Division provides emergency and non-emergency ambulance services in seven Southeastern states. The Bad Toys Division manufactures and retails units and component parts in the motorcycle, hot rod and sprint car industries.

Southland Health Services, Inc. is a regional medical transportation provider. Southland Health Services, Inc. a Delaware corporation, with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. Southland has over 950 full and part time employees and provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. The company operates primarily within the southeast region of the United States. Southland operates in Mississippi, Alabama, Louisiana, Florida, Tennessee, Virginia and Kansas. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations operate under the brand name “Emergystat”. During fiscal 2005, the Company provided emergency medical services to approximately 105,000 patients in more than 200 communities. For the year ended December 31, 2005, Southland generated net revenue of $44 Million.

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

Notes Receivable

Notes receivable are for monies owed to the Company from the previous majority owner of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. Increase in 2005 represents interest accrued on the Note for the year. The balance of the note for 2005 and 2004 were $4,881,905 and $4,507,122, respectively.

Goodwill - Intangibles

Goodwill - Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of the Southland Health Services, Inc. in specific operating areas. These amounts are amortized over two years which represents the average life of the contracts. The investment in contracts was recorded at $4,004,288. The investment in contracts amount was re-classed as part of final purchase adjustments posted during 2005. The remaining balance of goodwill - intangibles at December 31, 2005 is $230,780. This balance is reviewed by management annually to determine impairment.

Management Reclassifications in 2005

In 2005, the Company determined the certain classifications of “Buildings” on its December 31, 2004 balance sheet contained amounts which were actually applicable to monies owed the Company from the previous majority shareholder of its Southland subsidiary. Accordingly, management has properly classified these items on its 2005 balance sheet from buildings to Notes receivable. The amount of the adjustment was $235,665.

Also, in 2005, the Company reclassified the Note receivable from the former majority shareholder of it Southland’s subsidiary from Goodwill to Notes receivable. The adjustment was made because the Company felt it was in its best interests to keep these matters separate for accounting and management purposes.

For comparative purposes the chart below shows the December 31, 2004 below as they would have been on the consolidated balance sheets if the Company had made these determinations at December 31, 2004 with the corresponding 2005 balances.

	2005	2004
Buildings	$499,958	$499,958
Notes receivable	$4,881,905	$4,507,122
Goodwill	$230,780	$230,780

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

Notes Payable

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at December 31,:

	2005	2004
Ambulance financing	1,585,991	1,357,867
Unsecured Debt	698,721	0
Acquisition debt	1,555,131	5,132,328
A/R Financing	1,329,455	2,183,466
All other debt	12,456	836,997
Total	5,181,754	9,510,658
Less Current Portion	-3,672,096	-3,993,448

Total Long Term Debt	1,509,658	5,517,210
Note payable-officer	1,966,717	1,266,377

Total Notes Payable	7,148,471	10,755,937

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 4 – NOTES PAYABLE (Continued)

Long-term debt maturities are as follows:

2006	$3,672,096
2007	952,596
2008 and After	557,062

Total	$5,181,754

The Company has entered into various installment notes and lease arrangements for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2005 the Company was current on all payments on these notes. The balance of the notes were $1,585,991 and $1,357,867 at December 31, 2005 and 2004, respectively.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

NOTE 4 – NOTES PAYABLE (Continued)

At various times the Company has entered into unsecured notes payable with its officers. The officer has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at December 31, 2005. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2005, $250,000 of this debt was converted to 2,500,000 shares of common stock. The balance outstanding was $1,966,717 and $1,266,377 at December 31, 2005 and 2004, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1)	The Company has notes payable to officer which are detailed in Note 4 of these footnotes.

2)	The Company leases its facilities from a minority stockholder as described in Note 6.

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

Future minimum lease payments are as follows:

Year	Amount
2006	$785,231
2007	$382,980
2008	$320,580
2009	$141,600
2010	$0

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