Form 10QSB
period 2006-03-31
BAD TOYS Holdings, Inc.
filed 2006-05-15
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

The number of shares outstanding of the Registrant’s common stock as of May 15, 2006 was 21,642,800.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

ITEM 1. FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$125,888	$125,696
Investments	2,135,530	2,135,530
Accounts receivable - Trade	9,624,739	9,546,170
Inventory	924,863	807,409
Prepaid expenses	356,175	310,973

TOTAL CURRENT ASSETS	13,167,195	12,925,778

FIXED ASSETS
Buildings	471,581	499,958
Furniture & fixtures	209,184	176,730
Equipment	3,014,757	2,989,468
Vehicles	3,910,472	3,786,148
Leasehold improvements	179,582	116,560

	7,785,576	7,568,864
Less: Accumulated depreciation	(4,290,577)	(4,125,509)

	3,494,999	3,443,355
OTHER ASSETS
Prepaid insurance and deposits	456,369	333,745
Notes receivable	5,136,416	4,881,905
Other assets	463,176	435,732
Loan to shareholder	—	—
Prepaid stock expense	258,048	258,048
Deferred tax benefit	335,310	326,869
Goodwill - Investment in contracts	230,780	230,780

	6,880,099	6,467,079

	$23,542,293	$22,836,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$670,337	$710,792
Bank overdrafts	460,988	757,352
Accounts receivable line of credit	1,244,991	1,329,455
Accrued wages	239,008	519,526
Accrued and withheld taxes	7,130,681	6,007,368
Other liability	282,775	383,066
Current portion of Notes payable	2,231,666	2,342,641

TOTAL CURRENT LIABILITIES	12,260,446	12,050,200

Long-term Debt
Notes payable	1,416,341	1,509,658
Notes payable - officer	1,640,552	1,966,717

	3,056,893	3,476,375

TOTAL LIABILITIES	15,317,339	15,526,575

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	191,178	190,928
Additional contributed capital	6,806,323	6,781,573
Stock warrants	250,000	250,000
Retained earnings/(deficit)	664,694	(225,623)
Accumulated other comprehensive loss	(506,129)	(506,129)

	8,224,954	7,309,637

	$23,542,293	$22,836,212

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2006 and 2005

	Year to Date March 31,
	2006	2005
REVENUES	$10,554,827	$11,289,664

EXPENSES
Payroll and employee benefits	5,034,393	4,500,622
Provision for doubtful accounts	1,812,224	2,355,756
Depreciation and amortization	165,070	122,962
Other operating expense	2,628,951	3,520,956

	9,640,638	10,500,296

OPERATING INCOME	914,189	789,368

OTHER INCOME/(EXPENSE)
Interest income	73,530	36,683
Interest expense	(256,414)	(125,944)
Miscellaneous	159,012	3,162

Total Other Income/(Expense)	(23,872)	(86,099)

TAX BENEFIT/(PROVISIONS)	—	—

NET PROFIT/LOSS from operations	890,317	703,269

COMPREHENSIVE INCOME - Net of tax
Unrealized loss on securities	—	—

NET COMPREHENSIVE INCOME	$890,317	$703,269

NET INCOME/(LOSS) from operations per share	$0.05	$0.04

COMPREHENSIVE (INCOME) per share	$0.00	$0.00

NET COMPREHENSIVE INCOME per share	$0.05	$0.04

Average shares outstanding	16,557,279	16,480,459

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

	Year to Date March 31,
	2006	2005
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income / (Loss)	$890,317	$703,269
Adjustments to reconcile Net (Income) to Net Cash provided from operating activities:
Depreciation and amortization	165,070	122,962
Stock for services	25,000	25,000
Changes in Assets and Liabilities-net
Accounts receivable	(110,208)	(131,169)
Inventory	(117,454)	(75,978)
Other assets	(162,303)	(12,952)
Accounts payable	(40,455)	1,776
Accrued wages	(280,518)	(8,085)
Accrued, other liabilities and withheld taxes	736,658	(454,076)

CASH FLOWS FROM OPERATING ACTIVITIES	1,106,107	170,747

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(245,089)	(1,103,963)
Notes receivable-net	217,016	5,000
Increase in Other assets	—	148,691
Purchase of Investments	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	(28,073)	(950,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payments on Notes Payable - net	(625,981)	132,772
Proceeds from Shareholder Debt - Net	(326,165)	170,806
Proceeds from sale of stock	—	400,000

CASH FLOWS FROM FINANCING ACTIVITIES	(952,146)	703,578

NET CASH INCREASE/(DECREASE)	125,888	(75,947)
CASH AT BEGINNING OF PERIOD	125,696	244,409

CASH AT END OF PERIOD	$251,584	$168,462

Cash paid for interest	$256,414	$127,488

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006 and Year Ended December 31, 2005

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2005	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365

Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

Stock issued for services	—	—	50,000	250	24,750		—	—	25,000
Net other comprehensive income	—	—		—	—		890,317		890,317

Balance March 31, 2006	818,888	818,888	19,142,818	191,178	6,806,323	250,000	664,694	(506,129)	8,224,954

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

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

Southland Healthcare Services, Inc. is a regional medical transportation provider. Southland Health Services, Inc. a Delaware corporation, with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. At March 31, 2006, we employed approximately 876 full-time and part-time employees. We employ 298 paramedics, 443 EMTs, and 135 support personnel. Our work force is not unionized. Southland provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. The Company operates primarily within the southeast region of the United States. Southland operates in Mississippi, Alabama, Louisiana, Florida, Tennessee, Virginia and Kansas. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations operate under the brand name “Emergystat”. During fiscal 2005, the Company provided emergency medical services to approximately 105,000 patients in more than 200 communities.

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

March 31, 2006 and December 31, 2005

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

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into five categories – Medicare, Medicaid, private insurance, private pay and trade receivables.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

Depreciation of property and equipment is provided using rates based on the following useful lives:

Years
Leasehold Improvements	5 years

Machinery and Equipment	3 to 10 years

Furniture and Fixtures	3 to 10 years

Buildings	39 years

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

Goodwill - Intangibles

Goodwill - Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of Southland Health Services, Inc. in specific operating areas. These amounts are amortized over two years which represents the average life of the contracts. The investment in contracts was recorded at $4,004,288. The investment in contracts amount was written off the balance sheet as part of final purchase price adjustments posted during 2005. The remaining balance of goodwill - intangibles at March 31, 2006 and December 31, 2005 is $230,780. This balance is reviewed by management annually to determine impairment.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

The Southland Division operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 20% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 20% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the period ended March 31, 2006 and the year ended December 31, 2005.

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

NOTE 2. INVENTORY:

	March 31, 2006	December 31, 2005
Raw material	$86,314	$75,062
Product for resale	221,489	137,982
Work in process	134,456	111,020
Finished goods	492,604	483,345

Total	$934,863	$807,409

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 3 – PAYROLL TAXES PAYABLE

At March 31, 2006 and December 31, 2005 the Company was in arrears for several quarters of income tax withholding, social security withholding and the employer’s share of social security. A majority of the arrearage was acquired as part of the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc. in February of 2005. In 2005, the overall outstanding payroll taxes payable to the IRS increased by approximately $1,400,000 from the balance as of December 31, 2004. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations

NOTE 4 – NOTES PAYABLE

Notes Payable

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Ambulance financing	1,256,266	1,585,991
Unsecured Debt	698,721	698,721
Acquisition debt	1,190,110	1,555,131
A/R Financing	1,244,991	1,329,455
All other debt	502,911	12,456

Total	4,892,998	5,181,754
Less Current Portion	-3,476,657	-3,672,096

Total Long Term Debt	1,416,341	1,509,658

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 4 – NOTES PAYABLE (Continued)

Long-term debt maturities are as follows:

2006	$3,476,657
2007	954,741
2008 and After	461,600

Total	$4,892,998

The Company has entered into various installment notes and lease arrangements for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2005 the Company was current on all payments on these notes. The balance of these notes was $1,256,266 and $1,585,991 at March 31, 2006 and December 31, 2005, respectively.

The Company issued a series of promissory notes to Cornell Capital Partners under the Stand by Equity Distributions Agreement dated June 2, 2006. The notes are due upon demand with no stated interest rate. The balance at March 31, 2006 and December 31, 2005 is $698,721.

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan.

Southland Health Services, Inc. rolled up Southland Health Services, LLC. Southland Health Services, LLC acquired certain assets of Quality Care Ambulance Company (“QCAS”). This roll up included a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, Southland has been making certain payments directly to other creditors of QCAS as part of the asset purchase. Southland does not have primary responsibility for these other debts.

Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. balance outstanding is $1,190,110 and $1,555,131, at March 31, 2006 and December 31, 2005, respectively.

On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and a series of promissory notes totaling $3,404,000. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is prime rate plus 1%. These notes were written off against goodwill – investments in contracts as final purchase adjustments during 2005.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 4 – NOTES PAYABLE (Continued)

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at December 31, 2005. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2005, $250,000 of this debt was converted to 2,500,000 shares of common stock. The balance outstanding was $1,640,552 and $1,966,717 at March 31, 2006 and December 31, 2005, respectively.

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to surrender the performance of the Borrower. See Note 9 for a further description of this matter.

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1)	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2)	The Company leases its facilities from a minority stockholder as described in Note 6.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 6 - LEASING ARRANGEMENTS

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. These leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $143,573 and $616,231 for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

American Eagle Manufacturing Company, Inc. occupied property in Carlsbad, California during 2005 on a month to month lease at $20,030 per month. In March, 2006, the operations moved to a 15,400 square foot production facility in Oceanside, California on a four year lease at $11,800 per month.

Gambler Motorcycle Company occupied property in Hendersonville, Tennessee during 2005. In March 2006, the production facility moved to a new 16,000 square foot location in Gallatin, Tennessee. The new lease is a two year term at $5,200 per month with a purchase option of $450,000.

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

March 31, 2006 and December 31, 2005

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

Common Stock

There were 19,142,818 and 19,092,818 shares outstanding at March 31, 2006 and December 31, 2005, respectively.

NOTE 8- ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The total purchase price of the stock was $4,250,000 with certain offsets if the equity of American Eagle was less than $2,414,839 on date of closing. The total amount of the note was $2,533,544. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due December 31, 2004 was $200,000

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed certain liabilities of American Eagle Manufacturing, Co. associated with the motorcycle business activities for 1,818,000 shares of its Common stock. On October 21, 2004 American Eagle Manufacturing Co. entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement.

On February 5, 2005, the Company with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc. for 2,760,000 shares of the Company’s restricted common stock and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes have been adjusted pursuant to the Capital Stock Purchase Agreement and are subordinate to General Electric Corporation.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

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

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2005, and March 31, 2006, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint including the Company, et al, in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending its position.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

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

March 31, 2006 and December 31, 2005

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

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on February 2, 2005, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, the Company expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 10 – EMPLOYEE BENEFITS

Southland Health Services, Inc., a wholly-owned subsidiary of the Company, maintains a 401(k) profit sharing plan that covers all eligible employees who have had at least one year of employment with the subsidiary. In accordance with the plan, the Company may match a percentage of the employee contributions determined at the end of the plan year on a discretionary basis by the management of the company.

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $326,869 and $326,869, at March 31, 2006 and December 31, 2005, respectively.

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

December 31, 2005
Deferred Tax Asset	$511,047
Valuation Allowance	(184,178)

Deferred Tax Asset – Net	$326,869

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 12 – SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Bad Toys Division comprised of Bad Toys, Bad Boyz Toyzz, American Eagle Manufacturing Company and Gambler Motorcycle Company and the Southland Division comprised of Southland Health Services, Inc. and its subsidiaries.

A breakdown of the operating revenues and operating expenses by segment is as follows for the three months ended March 31, 2006 and the year ended December 31, 2005:

	March 31, 2006	December 31, 2005
Health Services Division

Total Assets	$17,396,384	$17,288,169

Revenues	$10,495,480	$44,101,435
Expenses	$(9,368,398)	$39,109,808

Gross Profit	$1,127,082	$4,691,627

Motorcycle, Sprint Car and Hot Rod Division

Total Assets	$6,145,909	$5,548,043

Revenues	$59,347	$865,295
Expenses	$(272,240)	$(1,068,618)

Gross Profit	$(212,893)	$(203,322)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Company Overview

Bad Toys Holdings, Inc. (“Bad Toys,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all of the assets of American Eagle Manufacturing Company Inc., including its California manufacturing license. While the Company’s Bad Toys Division still constructs and sells motorcycles to dealers nationwide, the Company’s primary source of revenue is from its subsidiary, Southland Health Services, Inc., which provides emergency and non-emergency medical transportation (ambulance) services.

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts. Effective December 1, 2004, the Company acquired Southland Health Services, Inc. The Company completed the acquisition on February 4, 2005. Southland Health Services, Inc., a Delaware corporation with corporate offices located in Vernon, Alabama, was formed in 2003 to provide emergency and non-emergency medical transportation (ambulance) services. The ambulance services are offered under the trade name “Emergystat.”

Business Segments

The Company operates its business and markets its services under our two business segments: Southland Healthcare Services and Bad Toys. Southland Healthcare Services and its subsidiaries (the “Southland

Division”) provide emergency and non-emergency medical transportation (ambulance) services in 7 states. Bad Toys and its subsidiaries (the “Bad Toys Division”) operate an integrated line of business activities for the motorcycle industry including frame, girder, and component parts manufacturing, manufacturing of production and custom complete motorcycles, manufacture of sprint car chassis, and manufacture of pedal and motorized go carts with styled bodies. Each of these companies also sells retail parts for these specialized auto and leisure areas.

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

RESULTS OF OPERATIONS - QUARTER ENDING MARCH 31, 2006 AND 2005

REVENUES

For the three month period ended March 31, 2006, we had revenues of $10,554,827, which was a decrease of $734,837 when compared with the revenue for the three month period ended March 31, 2005 of $11,289,664. The decrease in revenues is due principally to the Company withdrawing from the Tennessee Tenn Care Contract and discontinuing ambulance service in Sullivan County, Tennessee and Leake County, Mississippi.

Gross revenues for the Southland Division for the three month period ended March 31, 2006 were $12,763,849, and net revenues were $10,495,480. The Bad Toys division contributed $59,347 for the period ended March 31, 2006, which was a decrease compared to March 31, 2005, of $124,756. This decrease is largely due to closing for plant relocation of both Gambler and American Eagle Motorcycles.

OPERATING COST

For the three month period ended March 31, 2006 our operating cost were $9,640,638, compared to $10,623,078 for the same period in 2005. The decrease of $982,440 is primarily related to the withdrawal of Southland in the ambulance service to Tennessee Tenn Care, Sullivan County, Tennessee, and Leake Couty, Mississippi as noted above. Southland’s operating costs for the three month period ended March 31, 2006 were $9,368,398. Operating costs allocated with Bad Toys Holdings, Inc. and the Bad Division are $272,240 for the three months ended March 31, 2006.

NET INCOME

For the three month period ended March 31, 2006, net income was $890,317, compared to $703,269 for the same period in 2005. This increase of $187,048 is directly related to the withdrawal from marginal or unprofitable counties including Tennessee Tenn Care, Sullivan County, Tennessee, and Leake County, Mississippi.

Quarters Ending March 31, 2006 and 2005

Operating Activities. Net cash generated by continuing operations operating activities was $1.1 and $0.1 million for the quarters ended March 31, 2006 and 2005, respectively. Contributing to the generation of cash from operating activities for the quarters ended March 31, 2006 and 2005 was net income from continuing operations of $890,317 and 703,269, respectively, depreciation and amortization of $165,070 and 122,962, respectively, and an increase/(decrease) in working capital accounts of $25,720 and $(680,484), respectively. In general, the Company’s accounts receivable collections increased due primarily to its focus on improved processes and collections and a reduction in accounts payable primarily due to timing of payments.

Investing Activities. Investing activities related to continuing operations used $28,073 and $950,272 for the quarters ended March 31, 2006 and 2005, respectively. For the quarters ended March 31, 2006 and 2005 the Company made capital expenditures of $245,089 and $1,103,963, respectively, consisting of $.9 million used in the acquisition of its Gambler operations in the quarter ended March 31, 2005, much of the remaining amount was used in the procurement of new ambulances for its Southland operations and the balance for productivity improvements and for system and facility costs.

Financing Activities. During the quarter ended March 31, 2006 and 2005, the Company received/(used) $(952,146) and 703,578, respectively, of net cash in financing activities. The Company retired a portion of its outstanding principal debt to GE Capital and GE Healthcare Financial Services, Inc. as well as other primarily vehicle credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $168,461 for the quarter ended March 31, 2005 to $125,888 for the quarter ended March 31, 2006. The decrease in cash and cash equivalents is directly related to debt reduction. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. The Bad Toys Division is currently operating on a negative cash flow basis, but management expects it to turn positive during the second half of 2006 with the infusion of approximately $500,000 to $1,000,000 in working capital from the above-mentioned line of credit. Even though the Company can sustain its current operations internally, in addition to obtaining an asset-based line of credit, the Company’s financing plans for 2006 also include raising additional capital through a private placement of its equity securities. Although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this 10-Q, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit, however, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

The Company expects to continue its improved cash collections and intense management of collections over the next twelve (12) months in the Southland Division. The Company’s plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company entered into the February 2, 2005 Tri-Party Agreement (the “Tri-Party Agreement”) that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivable. According to GE Capital, the Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result, GE Capital has filed suit against the Company seeking enforcement of the Tri-Party Agreement (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation, according to GE Capital, are approximately $1.2 million and $1.3 million, respectively. During fiscal year 2005, the Company made all required payments on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest and approximately $1.0 million was paid toward principal. During the quarter ended March 31, 2006, the Company paid approximately $219,268 towards the GE Line of Credit. Of the amount paid, approximately $134,804 was paid to GE in the form of fees, penalties and interest and approximately $84,464 was paid toward principal. As a result of GE Capital filing suit against the Company, the Company has ceased all further payments to GE Capital.

The Company continues to believe that the lawsuit filed by GE Capital will have a positive impact on the Company’s short-term cash flow as it has ceased all further payments to GE Capital pending resolution of GE Capital’s suit. As previously stated, the Company is in negotiations to secure additional financing, and, if successful, the Company intends to utilize the proceeds to satisfy the full amount of the indebtedness asserted to be owing to GE Capital.

Standby Equity Distribution Agreement. On June 2, 2004, we entered into an Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. In 2005, the Company received approximately $1.2 million from Cornell Capital Partners. In 2005, the Company paid approximately $.4 million to Cornell Capital on its outstanding debt obligations. The Company did not borrow or repay any amounts to Cornell Capital during the quarter ended March 31, 2006. As noted in the Company’s annual report on Form 10-K, Cornell Capital has filed suit against the Company seeking repayment of two promissory notes issued in connection with the SEDA. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Equity Distribution Agreement. The Company does not intend to issue and sell any shares of its common stock to Cornell Capital Partners under the Equity Distribution Agreement, and therefore, it is highly unlikely the Company will receive any proceeds from Cornell Capital Partners in the future. For a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings.”

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

Liquidity And Proposed Plans For The Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital.

The Company expects to identify from time to time, as part of its growth strategy, potential acquisition candidates and, depending on the size of the acquisition require additional capital to be provided either through increases in an asset-based line of credit, various structured financing, or private placements of its securities.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended March 31, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint including the Company, et al, in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending its position.

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

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc., a subsidiary of Southland Health Services, Inc. (“Sulligent”), with a deficiency of approximately $2,800,000 for the entity’s failure to collect and remit employment taxes for the tax periods ended December

2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under §6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit.

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

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On or about March 6, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company has responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. The Company has also moved to transfer the venue of the GE Capital litigation to Tennessee.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on February 2, 2005, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, the Company expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages.

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company; Emergystat of Sulligent, Inc.; Southland Health Services, Inc.; Larry N. Lunan; and Clanton Dubose, alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. In the second Alabama complaint, Crawford is seeking a declaratory judgment alleging that the Capital Stock Purchase Agreement fails for lack of consideration because the Company has not delivered the agreed upon consideration. Crawford is also seeking rescission of the Agreement. Alternatively, Crawford seeks the sum of $7.3 million as consideration under the Agreement. The Company believes both suits are an effort by Crawford to litigate in Alabama the issues under the Capital Stock Purchase Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company entered into the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivable. According to GE Capital, the Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result, GE Capital has filed suit against the Company seeking enforcement of the Tri-Party Agreement (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation, according to GE Capital, are approximately $1.2 million and $1.3 million, respectively. During fiscal year 2005, the Company made all required payments on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest and approximately $1.0 million was paid toward principal. During the quarter ended March 31, 2006, the Company paid approximately $219,268 towards the GE Line of Credit. Of the amount paid, approximately $134,804 was paid to GE in the form of fees, penalties and interest and approximately $84,464 was paid toward principal. As a result of GE Capital filing suit against the Company, the Company has ceased all further payments to GE Capital.

The Company continues to believe that the lawsuit filed by GE Capital will have a positive impact on the Company’s short-term cash flow as it has ceased all further payments to GE Capital pending resolution of GE Capital’s suit. As previously stated, the Company is in negotiations to secure additional financing, and, if successful, the Company intends to utilize the proceeds to satisfy the full amount of the indebtedness asserted to be owing to GE Capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

15.1	Letter an unaudited interim financial information.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

By:	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

By:	/s/ T. Alan Walls
T. Alan Walls, Treasurer and Chief Financial
Officer (Principal Financial Officer)