Form 10QSB/A
period 2006-03-31
BAD TOYS Holdings, Inc.
filed 2006-06-28
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the quarter ended March 31, 2006

Explanatory Note

Bad Toys Holdings, Inc. (the “Company”) is filing this amendment to Form 10-Q (the “Amendment”) for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Filing”). The purpose of filing this Amendment is to correct a consolidating error contained in the Company’s statement of cash flows and to correct certain typographical errors and omissions contained in the Original Filing. This Amendment does not update any disclosures to reflect developments since the date of the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, we are required to include in this Amendment each Item, as amended, in its entirety.

We are amending Item 1, Financial Statements, to delete the line item entitled “Loan to shareholder” contained in the Company’s consolidated balance sheet. This line item had a zero balance for all periods presented and, therefore, was unnecessary.

We are amending Item 1, Financial Statements, to correct the average number of shares outstanding contained in the Company’s consolidated statement of income. The Original Filing provided that the average number of shares outstanding for the period ended March 31, 2006 was 16,557,279. The correct average number of shares outstanding for the period ended March 31, 2006 is 18,349,879.

We are amending Item 1, Financial Statements, to correct a consolidating error contained in the Company’s statement of cash flows.

We are amending Item 1, Financial Statements, to include in the Notes to Financial Statements under Note 1, Significant Accounting Policies, a note regarding the Company’s Note Receivable. This note was inadvertently omitted from the Original Filing. The full text of the note is included in this Amendment.

We are amending Item 1, Financial Statements, Notes to Financial Statements, to correct a typographical error contained in Note 4—Notes Payable by changing the sentence that reads, in pertinent part, “The Company issued a series of promissory notes to Cornell Capital Partners under the Stand by Equity Distributions Agreement dated June 2, 2006. The notes are due upon demand with no stated interest rate,” to read “The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate.”

We are amending Item 1, Financial Statements, Notes to Financial Statements, to correct a typographical error contained in Note 4—Notes Payable by changing the sentence that reads, in pertinent part, “Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. balance outstanding is $1,190,110 and $1,555,131,” to read “Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. is $1,190,110 and $1,555,131 at March 31, 2006 and December 31, 2005, respectively.”

We are amending Item 1, Financial Statements, Notes to Financial Statements, to correct a typographical error contained in Note 4—Notes Payable by changing the sentence that reads, in pertinent part, “On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to surrender the performance of the Borrower,” to read “On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to guarantee the performance of the Borrower.”

We are amending Item 1, Financial Statements, Notes to Financial Statements, to correct a typographical error contained in Note 4— Notes Payable by changing the sentence that reads, in pertinent part, “On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc.,” to read “On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc.” Similarly, we are amending Item 1, Financial Statements, Notes to Financial Statements, to correct a typographical error contained in Note 8— Acquisitions by changing the sentence that reads, in pertinent part, “On February 5, 2005, the Company with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 92% of the outstanding common stock of Southland Health Services, Inc.,” to read “On February 5, 2005, with an effective date of December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc.”

We are amending Item 1, Financial Statements, Notes to Financial Statements, to revise Note 9—Legal Proceedings to conform with the description of legal matters facing the Company contained in Part II, Item 1 of the Original Filing. This amendment will include the revisions to Part II, Item 1 described below.

We are amending Part II, Item 1, Legal Proceedings, to correct a typographical error in the case styled Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. by changing the sentence that reads, in pertinent part, “On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company; Emergystat of Sulligent, Inc.; Southland Health Services, Inc.; Larry N. Lunan; and Clanton Dubose,” to read “On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company and various other defendants.”

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as a result of this Amendment, the certifications filed pursuant to the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

As such, we have filed the following exhibits herewith:

15.1	Letter on unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 28, 2006.

31.2	Certification of Chief Financial (Accounting) Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 28, 2006.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 28, 2006.

32.2	Certification of Chief Financial (Accounting) Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 28, 2006.

Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

BAD TOYS HOLDINGS, INC.

ITEM 1.	FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$125,888	$125,696
Investments	2,135,530	2,135,530
Accounts receivable - Trade	9,624,739	9,546,170
Inventory	924,863	807,409
Prepaid expenses	356,175	310,973

TOTAL CURRENT ASSETS	13,167,195	12,925,778

FIXED ASSETS
Buildings	471,581	499,958
Furniture & fixtures	209,184	176,730
Equipment	3,014,757	2,989,468
Vehicles	3,910,472	3,786,148

Leasehold improvements	179,582	116,560

	7,785,576	7,568,864
Less: Accumulated depreciation	(4,290,577)	(4,125,509)

	3,494,999	3,443,355

OTHER ASSETS
Prepaid insurance and deposits	456,369	333,745
Notes receivable	5,136,416	4,881,905
Other assets	463,176	435,732

Prepaid stock expense	258,048	258,048

Deferred tax benefit	335,310	326,869
Goodwill - Investment in contracts	230,780	230,780

	6,880,099	6,467,079

	$23,542,293	$22,836,212

	March 31, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$670,337	$710,792
Bank overdrafts	460,988	757,352
Accounts receivable line of credit	1,244,991	1,329,455
Accrued wages	239,008	519,526
Accrued and withheld taxes	7,130,681	6,007,368
Other liability	282,775	383,066
Current portion of Notes payable	2,231,666	2,342,641

TOTAL CURRENT LIABILITIES	12,260,446	12,050,200

Long-term Debt
Notes payable	1,416,341	1,509,658
Notes payable - officer	1,640,552	1,966,717

	3,056,893	3,476,375

TOTAL LIABILITIES	15,317,339	15,526,575

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	191,178	190,928
Additional contributed capital	6,806,323	6,781,573
Stock warrants	250,000	250,000
Retained earnings/(deficit)	664,694	(225,623)
Accumulated other comprehensive loss	(506,129)	(506,129)

	8,224,954	7,309,637

	$23,542,293	$22,836,212

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2006 and 2005

	Year to Date March 31,
	2006	2005
REVENUES	$10,554,827	$11,289,664

EXPENSES
Payroll and employee benefits	5,034,393	4,500,622
Provision for doubtful accounts	1,812,224	2,355,756
Depreciation and amortization	165,070	122,962
Other operating expense	2,628,951	3,520,956

	9,640,638	10,500,296

OPERATING INCOME	914,189	789,368

OTHER INCOME/(EXPENSE)
Interest income	73,530	36,683
Interest expense	(256,414)	(125,944)
Miscellaneous	159,012	3,162

Total Other Income/(Expense)	(23,872)	(86,099)

TAX BENEFIT/(PROVISIONS)	—	—

NET PROFIT from operations	890,317	703,269

COMPREHENSIVE INCOME - Net of tax
Unrealized loss on securities	—	—

NET COMPREHENSIVE
INCOME	$890,317	$703,269

NET INCOME from operations per share	$0.05	$0.04

COMPREHENSIVE INCOME per share	$0.00	$0.00

NET COMPREHENSIVE INCOME per share	$0.05	$0.04

Average shares outstanding	18,349,879	16,480,459

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2006 and Year Ended December 31, 2005

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED (DEFICIT)/ EARNINGS	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2005	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to
Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365

Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

Stock issued for services	—	—	50,000	250	24,750		—	—	25,000
Net other comprehensive income	—	—		—	—		890,317		890,317

Balance March 31, 2006	818,888	818,888	19,142,818	191,178	6,806,323	250,000	664,694	(506,129)	8,224,954

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

	Year to Date March 31,
	2006	2005
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income	$890,317	$703,269
Adjustments to reconcile Net Income to Net Cash provided from operating activities:
Depreciation and amortization	165,070	122,962
Stock for services	25,000	25,000

Changes in Assets and Liabilities-net
Accounts receivable	(78,569)	(131,169)
Inventory	(117,454)	(75,978)
Other assets	(175,336)	(12,952)
Accounts payable	(40,455)	1,776
Accrued wages	(280,518)	(8,085)
Accrued, other liabilities and withheld taxes	726,658	(454,076)

CASH FLOWS FROM OPERATING ACTIVITIES	1,114,713	170,747

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(245,089)	(1,103,963)
Notes receivable-net	(254,511)	5,000
Increase in Other assets	—	148,691
Purchase of Investments	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	(499,600)	(950,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payments on
Notes Payable - net	(288,756)	132,772
Proceeds from/Payments to
Shareholder Debt - Net	(326,165)	170,806
Proceeds from sale of stock	—	400,000

CASH FLOWS FROM FINANCING ACTIVITIES	(614,921)	703,578

NET CASH INCREASE/(DECREASE)	192	(75,947)
CASH AT BEGINNING OF PERIOD	125,696	244,409

CASH AT END OF PERIOD	$125,888	$168,462

Cash paid for interest	$256,414	$127,488

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

Notes Receivable

Substantially all of the monies classified as notes receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. Increase in 2005 represents interest accrued on the Note for the year. The balance of the note at March 31, 2006 was $5,136,416 and at December 31, 2005 was $4,881,905.

Goodwill - Intangibles

Goodwill - Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of Southland Health Services, Inc. in specific operating areas. These amounts are amortized over two years which represents the average life of the contracts. The investment in contracts was recorded at $4,004,288. The investment in contracts amount was re-classed as part of final purchase price adjustments posted during 2005. The remaining balance of goodwill - intangibles at December 31, 2005 is $230,780. This balance is reviewed by management annually to determine impairment.

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

Also, in 2005, the Company reclassified the Note Receivable from the former majority shareholder of Southland’s subsidiary from Goodwill to Notes receivable. The adjustment was made because the Company felt it was in its best interests to keep these matters separate for accounting and management purposes.

For comparative purposes the chart below shows the December 31, 2004 below as they would have been if the Company had made these determinations at December 31, 2004 with the corresponding 2005 balances.

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

NOTE 2. INVENTORY:

	March 31, 2006	December 31, 2005
Raw material	$86,314	$75,062
Product for resale	221,489	137,982
Work in process	134,456	111,020
Finished goods	482,604	483,345

Total	$924,863	$807,409

NOTE 3 – PAYROLL TAXES PAYABLE

At March 31, 2006 and December 31, 2005 the Company was in arrears for several quarters of income tax withholding, social security withholding and the employer’s share of social security. A majority of the arrearage was acquired as part of the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc. in February of 2005. In 2005, the overall outstanding payroll taxes payable to the IRS increased by approximately $1,400,000 from the balance as of December 31, 2004. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 4 – NOTES PAYABLE

Notes Payable

Long-term debt consists of various notes with interest rates ranging from 6% to 10% secured by ambulances, and emergency medical equipment.

Notes Payable Consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Ambulance financing	1,256,266	1,585,991
Unsecured Debt	698,721	698,721
Acquisition debt	1,190,110	1,555,131
A/R Financing	1,244,991	1,329,455
All other debt	502,911	12,456

Total	4,892,998	5,181,754
Less Current Portion	(3,476,657)	(3,672,096)

Total Long Term Debt	1,416,341	1,509,658
Note Payable Officer	1,640,552	1,966,717

Total Notes Payable	3,056,893	3,476,375

Long-term debt maturities are as follows:

2006	$3,476,657
2007	954,741
2008 and After	461,600

Total	$4,892,998

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

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at March 31, 2006 and December 31, 2005 is $698,721.

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

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5%. The line of credit is secured by the Company’s accounts receivable and other Company assets. On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to guarantee the performance of the Borrower. See Note 9 – Legal – for a further description of this matter.

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

Common Stock

There were 19,142,818 and 19,092,818 shares outstanding at March 31, 2006 and December 31, 2005, respectively.

NOTE 8 – ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The total purchase price of the stock was $4,250,000 with certain offsets if the equity of American Eagle was less than $2,414,839 on date of closing. The total amount of the note was $2,533,544. The note is $500,000 installments due at six-month intervals over the two-year life of the loan. The current portion due December 31, 2004 was $200,000

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all of the assets and assumed certain liabilities of American Eagle Manufacturing, Co. associated with the motorcycle business activities for 1,818,000 shares of its Common stock. On October 21, 2004 American Eagle Manufacturing Co. entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement.

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

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company and various other defendants, alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. In the second Alabama complaint, Crawford is seeking a declaratory judgment alleging that the Capital Stock Purchase Agreement fails for lack of consideration because the Company has not delivered the agreed upon consideration. Crawford is also seeking rescission of the Agreement. Alternatively, Crawford seeks the sum of $7.3 million as consideration under the Agreement. The Company believes both suits are an effort by Crawford to litigate in

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

Alabama the issues under the Capital Stock Purchase Agreement. The Company believes it will prevail in both of these cases. As of March 31, 2006, Mr. Crawford owes one of the Company’s subsidiary $4,580,063.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

NOTE 12 – SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Bad Toys Division comprised of Bad Toys, Bad Boyz Toyzz, American Eagle Manufacturing Company and Gambler Motorcycle Company and the Southland Division comprised of Southland Health Services, Inc and its subsidiaries.

A breakdown of the operating revenues and operating expenses by segment is as follows for the three months ended March 31, 2006 and the year ended December 31, 2005:

	March 31, 2006	December 31, 2005
Health Services Division
Total Assets	$17,396,384	$17,288,169
Revenues	$10,495,480	$44,101,435
Expenses	$(9,368,398)	$(39,109,808)

Gross Profit	$1,127,082	$4,991,627

Motorcycle, Sprint Car and Hot Rod Division
Total Assets	$6,145,909	$5,548,043
Revenues	$59,347	$565,295
Expenses	$(272,240)	$(1,068,618)

Gross Profit	$(212,893)	$(503,322)

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

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company and various other defendants, alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. In the second Alabama complaint, Crawford is seeking a declaratory judgment alleging that the Capital Stock Purchase Agreement fails for lack of consideration because the Company has not delivered the agreed upon consideration. Crawford is also seeking rescission of the Agreement. Alternatively, Crawford seeks the sum of $7.3 million as consideration under the Agreement. The Company believes both suits are an effort by Crawford to litigate in Alabama the issues under the Capital Stock Purchase Agreement. The Company believes it will prevail in both of these cases. As of March 31, 2006, Mr. Crawford owes one of the Company’s subsidiaries $4,580,063 (See Notes to the Financial Statements, Note 1).

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

BAD TOYS HOLDINGS, INC.

June 28, 2006	By:	/s/ Larry N. Lunan
Larry N. Lunan President and Chief Executive Officer