Form 10QSB
period 2006-06-30
BAD TOYS Holdings, Inc.
filed 2006-08-21
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of August 21, 2006 was 21,642,818.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

ITEM 1. FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$71,911	$125,696
Investments	2,135,530	2,135,530
Accounts receivable - Trade	10,419,240	9,546,170
Inventory	1,036,955	807,409
Prepaid expenses	524,966	310,973

TOTAL CURRENT ASSETS	14,188,602	12,925,778

FIXED ASSETS
Buildings	471,581	499,958
Furniture & fixtures	179,304	176,730
Equipment	3,052,360	2,989,468
Vehicles	4,315,639	3,786,148
Leasehold improvements	126,049	116,560

	8,144,933	7,568,864
Less: Accumulated depreciation	(4,427,543)	(4,125,509)

	3,717,390	3,443,355

OTHER ASSETS
Prepaid insurance and deposits	479,757	333,745
Notes receivable	5,437,311	4,881,905
Other assets	200,200	435,732
Prepaid stock expense	258,048	258,048
Deferred tax benefit	370,310	326,869
Goodwill	230,780	230,780

	6,976,406	6,467,079

	$24,882,398	$22,836,212

	June 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$552,186	$710,792
Bank overdrafts	584,412	757,352
Accounts receivable line of credit	1,132,606	1,329,455
Accrued wages	242,867	519,526
Accrued and withheld taxes	7,818,991	6,007,368
Other liability	430,279	383,066
Current portion of Notes payable	1,999,723	2,342,641

TOTAL CURRENT LIABILITIES	12,761,064	12,050,200

Long-term Debt
Notes payable	1,497,713	1,509,658
Notes payable - officer	1,567,085	1,966,717

	3,064,798	3,476,375

TOTAL LIABILITIES	15,825,862	15,526,575

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	216,428	190,928
Additional contributed capital	7,031,073	6,781,573
Stock warrants	250,000	250,000
Retained earnings/(deficit)	1,246,276	(225,623)
Accumulated other comprehensive loss	(506,129)	(506,129)

	9,056,536	7,309,637

	$24,882,398	$22,836,212

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Six Months Ended June 30, 2006 and 2005

	Quarter to Date June 30,		Year to Date June 30,
	2006	2005	2006	2005
REVENUES	$11,160,134	$10,876,426	$21,714,962	$22,166,090

EXPENSES
Payroll and employee benefits	5,994,834	4,901,189	11,275,387	10,077,952
Provision for doubtful accounts	2,201,847	2,228,630	4,014,070	4,584,386
Depreciation and amortization	168,772	113,527	333,842	236,489
Other operating expense	2,070,255	2,560,240	4,207,919	5,242,320

	10,435,708	9,803,586	19,831,218	20,141,147

OPERATING INCOME	724,426	1,072,840	1,883,744	2,024,943

OTHER INCOME/(EXPENSE)
Interest income	71,758	—	143,116	—
Interest expense	(106,090)	(322,434)	(362,505)	(607,987)
Miscellaneous	79,481	320	290,667	37,003

Total Other Income/(Expense)	45,149	(322,114)	71,278	(570,984)

INCOME/(LOSS) BEFORE TAX PROVISION	769,575	750,726	1,955,022	1,453,959

TAX BENEFIT/(PROVISIONS)	(187,993)	—	(483,123)	—

NET INCOME	$581,582	$750,726	$1,471,899	$1,453,959

NET INCOME per share	$0.03	$0.05	$0.08	$0.09

Average shares outstanding	19,229,498	16,480,459	19,229,498	16,480,459

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Six and Three Months Ended June 30, 2006 and 2005

	Quarter to Date June 30,		Year to Date June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income	$581,582	$750,726	$1,471,899	$1,453,995
Adjustments to reconcile Net Income to Net Cash provided from operating activities:
Depreciation and amortization	168,772	113,527	333,842	236,489
Stock for services	—	—	25,000	25,000
Changes in Assets and Liabilities-net Accounts receivable	(794,501)	(140,013)	(873,070)	(271,182)
Inventory	(112,092)	(45,602)	(229,546)	(121,580)
Other assets	7,422	1,499	(167,914)	137,238
Accounts payable	(118,151)	21,456	(158,606)	23,232
Accrued wages	3,859	(480,543)	(276,659)	(488,628)
Accrued, other liabilities and withheld taxes	758,958	(9,048)	1,485,616	(463,124)

CASH FLOWS FROM OPERATING ACTIVITIES	495,849	212,002	1,610,562	531,440

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(359,357)	(167,263)	(604,446)	(1,271,226)
Notes receivable-net	(300,895)	—	(555,406)	5,000
Purchase of Investments	—	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	(660,252)	(167,263)	(1,159,852)	(1,266,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payments on Notes Payable - net	(66,107)	121,721	(354,863)	254,493
Proceeds from/Payments to Shareholder Debt - Net	176,533	—	(149,632)	170,806
Proceeds fom sale of stock	—	—	—	400,000

CASH FLOWS FROM FINANCING ACTIVITIES	110,426	121,721	(504,495)	825,299

NET CASH INCREASE/(DECREASE)	(53,977)	166,460	(53,785)	90,513
CASH AT BEGINNING OF PERIOD	125,888	168,461	125,696	244,408

CASH AT END OF PERIOD	$71,911	$334,921	$71,911	$334,921

Cash paid for interest	$106,090	$346,053	$362,505	$606,471

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months and Six Months Ended June 30, 2006 and Year Ended December 31, 2005

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED (DEFICIT)/ EARNINGS	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2005	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365

Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

Stock issued for services	—	—	50,000	250	24,750		—	—	25,000
Conversion of Debt to Common stock			2,500,000	25,250	224,750				250,000
Net other comprehensive income	—	—		—	—		1,471,899		1,471,899

Balance June 30, 2006	818,888	818,888	21,642,818	216,428	7,031,073	250,000	1,246,276	(506,129)	9,056,536

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

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

Nature of Operations

The Company operates two divisions. On December 26, 2004 but effective December 1, 2004, the Company purchased Southland Health Services, Inc, which provides ambulance services in seven states. The Southland Division provides emergency and non-emergency ambulance services in seven Southeastern states. The Bad Toys Division manufactures and retails units and component parts in the motorcycle, hot rod and sprint car industries.

Southland Healthcare Services, Inc. is a regional medical transportation provider. Southland Health Services, Inc. a Florida corporation, with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. At June 30, 2006, we employed approximately 927 full-time and part-time employees. Southland provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. The Company operates primarily within the southeast region of the United States. Southland operates in Mississippi, Alabama, Louisiana, Florida, Tennessee, Virginia and Kansas. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations operate under the brand name “Emergystat”. During fiscal 2005, the Company provided emergency medical services to approximately 105,000 patients in more than 200 communities.

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

June 30, 2006 and December 31, 2005

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

Basis of Consolidation

These financial statements represent a consolidation of Bad Toys Holdings, Inc., its wholly owned subsidiaries Bad Toys, Inc., Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc., and Southland Health Services, Inc. and subsidiaries. All significant inter-company accounts have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

For the health services division, medical transportation and related service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part,

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.

For the motorcycle, sprint car and hot rod division, revenue is recognized at the time product is shipped to the customer or picked up by the customer. In most instances, full payment is required prior to delivery or release.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for expected losses and net of known contractual allowances from third party payors such as medicare. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into five categories – Medicare, Medicaid, private insurance, private pay and trade receivables.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

Notes Receivable

Substantially all of the monies classified as Notes Receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. Increase in 2005 represents interest accrued on the Note for the year. The balance of the note at June 30, 2006 was $5,437,311 and at December 31, 2005 was $4,881,905.

Goodwill - Intangibles

Goodwill - Intangible assets are recorded as goodwill associated with the purchase of the assets of American Eagle Manufacturing Company, Inc. See also Note 8 and 9. The goodwill balance at December 31, 2005 is $230,780 and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase. This balance is reviewed by management annually to determine impairment

Management Restatement in 2005

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

The goodwill associated with the transaction with Southland Health Services, Inc. was adjusted to zero to reflect the purchase price adjustment pursuant to the terms of the Capital Stock Purchase Agreement dated December 26, 2004 but effective December 1, 2004. See also Note 8 and Note 9.

The note receivable on the balance sheet from the former majority shareholder of Southland Health Services, Inc. contains a provision that allows the Company to offset

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

any amounts due to Mr. Crawford against the outstanding balance of the note. The financial statements at December 31, 2004 reflected this right of offset. Due to the purchase price adjustments pursuant to the terms of the Capital Stock Purchase Agreement dated December 26, 2004 but effective December 1, 2004, there are no amounts due the individual to offset his note receivable to the Company. Therefore, his note is reflected in the financial statements at December 31, 2005.

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

The Southland Division operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the period ended June 30, 2006 and the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. See also Note 11 – Deferred Income Tax.

NOTE 2. INVENTORY:

	June 30, 2006	December 31, 2005
Raw material	$91,251	$75,062
Product for resale	249,514	137,982
Work in process	178,653	111,020
Finished goods	517,537	483,345

Total	$1,036,955	$807,409

NOTE 3 – PAYROLL TAXES PAYABLE

At June 30, 2006 and December 31, 2005 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. A majority of the arrearage was acquired as part of the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc in February of 2005. In 2005, the overall outstanding payroll taxes payable to the IRS increased by approximately $1,400,000 from the balance as of December 31, 2004. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

NOTE 4 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Ambulance financing	1,353,806	1,585,991
Acquisition debt	1,539,910	1,555,131
A/R Financing	1,132,606	1,329,455
All other debt	603,720	711,177

Total	4,630,042	5,181,754
Less Current Portion	(3,132,329)	(3,672,096)

Total Long Term Debt	1,497,713	1,509,658
Note Payable Officer	1,567,085	1,966,717

Total Notes Payable - Long Term	3,064,798	3,476,375

Long-term debt maturities are as follows:

2006	$3,188,701	$3,687,070
2007	954,741	954,741
2008	469,541	469,541
2009	17,059	17,059

Total	$4,630,042	$5,128,411

The Company has entered into various installment notes and lease arrangements for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2005 and June 30, 2006 the Company was current on all payments on these notes. The balance of these notes was $1,353,806 and $1,585,991 at June 30, 2006 and December 31, 2005, respectively.

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes are due upon demand with no stated interest rate. The balance at June 30, 2006 and December 31, 2005 is $698,721. The amount due to Cornell Capital Partners and other operating debts was $603,720 and $ 711,177 at June 30, 2006 and December 31, 2005, respectively.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan.

Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. is $1,190,110 and $1,555,131, at March 31, 2006 and December 31, 2005, respectively. Included in our acquisition debt is Southland Health Services, LLC transaction whereby Southland Health Service, LLC purchased certain assets and assumed certain liabilities associated with those assets. This transaction included a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, on December 26, 2004 but effective December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc. The Southland Health Service, Inc. acquisition included a series of promissory notes totaling $3,404,000. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is prime rate plus 1%. These notes are subordinated to GE Capital and the Internal Revenue. Certain cash payments made to the sellers have been applied to the note balances. See also Note 1, management restatement of the purchase price section.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at June 30, 2006 and December 31, 2005. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2005, $250,000 of this debt was converted to 2,500,000 shares of common stock. During the quarter ended June 30, 2006, $250,000 of this debt was converted to 2,500,000 shares of common stock. The balance outstanding was $1,567,085 and $1,966,717 at June 30, 2006 and December 31, 2005, respectively.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1)	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2)	The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 6 - LEASING ARRANGEMENTS

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. These leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $185,384 and $616,231 for the three months ended June 30, 2006 and the year ended December 31, 2005, respectively.

American Eagle Manufacturing Company, Inc. occupied property in Carlsbad, California during 2005 on a month to month lease at $20,030 per month. In March, 2006, the operations moved to a 15,400 square foot production facility in Oceanside, California on a four year lease at $11,800 per month.

Gambler Motorcycle Company occupied property in Hendersonville, Tennessee during 2005 for a monthly rental of over $9,000. In March 2006, the production facility moved to a new 16,000 square foot location in Gallatin, Tennessee. The new lease is a two year term at $5,200 per month with a purchase option of $450,000.

The Company conducts its retail operations from facilities in Kingsport, Tennessee that are leased under a month to month lease. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space for corporate headquarters owned by majority shareholder.

Future minimum lease payments are as follows:

Year	Amount
2006	$785,231
2007	$382,980
2008	$320,580
2009	$141,600
2010	$-0-

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at June 30, 2006 and December 31, 2005.

Common Stock

There were 21,642,818 and 19,092,818 shares outstanding at June 30, 2006 and December 31, 2005, respectively.

NOTE 8- ACQUISITIONS

On December 1, 2004, the Company entered into a binding letter of intent to acquire 100% of the outstanding common stock of Southland Health Services, Inc. The binding letter of intent has restrictive covenants which removed the extraordinary shareholder rights of the selling shareholders. It required written approval from the Company for any transactions beyond normal operations. On December 26, 2004 the Company executed a definitive Capital Stock Purchase agreement, but effective December 1, 2004 to acquire 100% of the outstanding common stock of Southland Health Services, Inc. The Capital Stock Purchase Agreement transferred the stock of Southland Health Service, Inc. to the Company effective December 1, 2004. On February 2, 2005, the Capital Stock Purchase agreement was amended due to misrepresentations of the sellers as to the level of payroll taxes payable discovered in January 2005. The purchase price was recorded at $5,271,600 comprised of 1,840,000 shares of the Company’s restricted common stock, 2,300,000 stock warrants with an exercise price of $.50 per share, and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes have been adjusted pursuant to the Capital Stock Purchase Agreement and are subordinate to the Internal Revenue Service and the note to General Electric Capital Corporation. The purchase agreement allows for purchase price adjustments. See also NOTE 1 and 9.

On January 3, 2005, the Company entered into an Asset Purchase Agreement whereby it purchased the assets, real and personal, tangible and intangible, including the rights to the name Gambler Motorcycle Company and Gambler Competition Center, Inc., website,

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

franchise and dealer rights, trademarks, and logo. The purchase price was $825,000. The Company paid $412,000 at closing and the remainder payable in 8 equal consecutive installments of $52,533.99 with an interest rate of 5%.

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at June 30, 2006 and December 31, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company, Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively an award of treble damages.

The primary crux of Pacific Capital’s complaint is centered around its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43; and that Southland Health Services, Inc., and the Company are liable to Pacific Capital under successor-in-interest and/or merger/consolidation theories. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, Southland Health Services, Inc., and the Company vigorously oppose the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by them.

On August 16, 2006, Pacific Capital moved for summary judgment against Southland Health Services, LLC, and Southland Health Services, Inc. This motion was denied by the Law Court for Sullivan County finding that there were a number of genuine issues of material fact. A trial date has not yet been set.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Southland Health Services, Inc.’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of Southland Health Service, Inc. by Bad Toys Holdings, Inc. Southland Health Services, Inc. is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to Southland Health Services, Inc. based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State individuals are working together to resolve the statistical sample matters. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., with a deficiency of approximately $2,800,000,

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment is scheduled to be heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the IRS to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action.

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

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on February 4, 2005, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages.

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company, Southland Health Services, Inc., Emergystat of Sulligent, Inc., Larry N. Lunan and several other defendants alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. The Company believes that the complaint is an effort by Crawford to litigate these issues in Alabama and not Tennessee, which is the state dictated by a forum selection clause in the Capital Stock Purchase Agreement.

On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. Southland Health Services, Inc. is also named as a plaintiff in that lawsuit. In the second Alabama complaint, Crawford is seeking a declaratory judgment alleging that the Capital Stock Purchase Agreement fails for lack of consideration because the Company has not delivered the agreed upon consideration. Crawford is also seeking rescission of the Agreement. Alternatively, Crawford seeks the sum of $7.3 million as consideration under the Agreement. The Company believes this is another effort by Crawford to litigate in Alabama the issues under the Capital Stock Purchase Agreement. We believe that Southland Health Services, Inc. is improperly named as a plaintiff in that case.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

June 30, 2006 and December 31, 2005

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

NOTE 10 – EMPLOYEE BENEFITS

Southland Health Services, Inc. wholly-owned subsidiary of the Company maintains a 401(k) profit sharing plan that covers all eligible employees who have had at least one year of employment with the subsidiary. In accordance with the plan, the Company may match a percentage of the employee contributions determined at the end of the plan year on a discretionary basis by the management of the company.

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $370,310 and $326,869, at June 30, 2006 and December 31, 2005, respectively.

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

June 30, 2006 and December 31, 2005

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

A breakdown of the operating revenues and operating expenses by segment is as follows for the three months ended March 31, 2006 and the year ended December 31, 2005:

	June 30, 2006 Quarter to Date	June 30, 2006 Year to Date	December 31, 2005
Health Services Division
Total Assets	$18,452,859	$18,452,859	$17,288,169
Revenues	10,939,725	21,435,206	44,101,435
Expenses	(10,076,069)	(20,045,614)	(39,109,808)

Gross Profit	$863,656	$1,389,592	$4,991,627

Motorcycle, Sprint Car and Hot Rod Division
Total Assets	$6,429,539	$6,429,539	$5,548,043
Revenues	120,409	179,756	565,295
Expenses	(234,294)	(234,294)	(1,068,618)

Gross Profit	$(113,885)	$(143,542)	$(503,322)

I TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Company Overview

Bad Toys Holdings, Inc. (“Bad Toys,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business that was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all of the assets of American Eagle Manufacturing Company Inc., including its California manufacturing license. While the Company’s Bad Toys Division still constructs and sells motorcycles to dealers nationwide, the Company’s primary source of revenue is from its subsidiary, Southland Health Services, Inc., which provides emergency and non-emergency medical transportation (ambulance) services.

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts. Effective December 1, 2004, the Company acquired Southland Health Services, Inc. Southland Health Services, Inc., a Florida corporation with corporate offices located in Vernon, Alabama, was formed in 2003 to provide emergency and non-emergency medical transportation (ambulance) services. The ambulance services are offered under the trade name “Emergystat.”

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

RESULTS OF OPERATIONS - QUARTER ENDING JUNE 30, 2006 AND 2005

REVENUES and SIX MONTHS ENDING JUNE 30, 2006 AND 2005

For the three month period ended June 30, 2006, we had revenues of $11,160,134, an increase of approximately 3% or $283,708 when compared with the revenue for the three month period ended June, 2005 of $10,876,426. The increase in our revenue is primarily attributable to the Southland Division obtaining 3 new contracts during the first and second quarter of 2006.

For the six month period ended June 30, 2006 the Company had net revenues of $21,714,962 compared to net revenues for the period ended June 30, 2005 of $22,166,090 The decrease in our revenues for the six months ended June 30, 2006 is due principally to the Company withdrawing from the Tennessee Tenn Care Contract and its discontinuation of ambulance service in Sullivan County, Tennessee and Leake County, Mississippi during fiscal 2005.

Net revenues for the Southland Division for the three and six month period ended June 30, 2006 were $10,939,735 and $21,435,206, respectively. The Bad Toys division contributed $279,756 for the six month period ended June 30, 2006, of which $220,409 can be attributed to the second quarter of 2006.

OPERATING COST

For the three month period ended June 30, 2006, our operating cost were $10,435,708 as compared to $9,803,586 for the same period last year. The increase in cost during the quarter ended June 30, 2006 is primarily attributable to the start up cost and inefficiencies associated with the new contracts our Southland Division entered into in the second quarter. These are new contracts and replace contracts the Company withdrew from or discontinued in fiscal 2005.

For the six month period ended June 30, 2006 our operating cost were $19,831,218 compared to $20,141,147 for the same period in 2005. The decrease of $309,929 is due principally to the Company withdrawing from the Tennessee Tenn Care Contract and its discontinuation of ambulance service in Sullivan County, Tennessee and Leake County, Mississippi during fiscal 2005.

Our Southland Division’s operating costs for the six month period ended June 30, 2006 were $19,040,031. Operating costs allocated with Bad Toys Holdings, Inc. and the Bad Toys Division is $791,187 for the six months ended June 30, 2006.

NET INCOME

For the three month period ended June 30, 2006, net income was $581,582, compared to $750,726 for the same period in 2005. This decrease in net income is due principally to the Company withdrawing from the Tennessee Tenn Care Contract and its discontinuation of ambulance service in Sullivan County, Tennessee and Leake County, Mississippi during fiscal 2005, as well as inefficiencies and initial costs associated with the new contracts the Company entered into in the second quarter.

For the six month period ended June 30, 2006, net income was $1,471,899 as compared to $1,453,959 for the same period in 2005. Our net income for the six month period was impacted by the factors described in the preceding paragraph, however, it was also impacted by a reduction of financing cost of approximately $.5 million. This reduction is directly associated with the Company’s ongoing lawsuit with GE Capital and is further discussed in the sections entitled Legal Proceedings and Borrowing Arrangement.

Quarters Ending June 30, 2006 and 2005

Operating Activities. Net cash generated by continuing operations operating activities was $.5 and $0.2 million for the quarters ended June 30, 2006 and 2005, respectively. Contributing to the generation of cash from operating activities for the quarters ended June 30, 2006 and 2005 was net income from continuing operations of $581,582 and $750,726, respectively, depreciation and amortization of $168,772 and $113,527, respectively, offset by a net increase in working capital accounts of $254,505 and $652,251, respectively. In general, the Company’s accounts receivable collections continue to improve. This improvement is primarily due to our focus on improved processes and collections.

Investing Activities. Investing activities related to continuing operations used $660,252 and $167,263 for the quarters ended June 30, 2006 and 2005, respectively. For the quarters ended June 30, 2006 and 2005 the Company made capital expenditures of $359,357 and $167,263, respectively, consisting primarily of ambulance acquisitions in our Southland Division. The Company also recognized $330,895 in changes to its Notes Receivable from the previous owner of our Southland Division. This change is primarily associated with interest income being capitalized to the note.

Financing Activities. During the quarter ended June 30, 2006 and 2005, the Company received $110,426 and $121,721, respectively, of net cash in financing activities. The Company retired a portion of its outstanding principal debt to GE Capital and GE Healthcare Financial Services, Inc. as well as other primarily vehicle credit facilities. This use of funds was offset and assisted by a shareholder loan with net value for the quarter ended June 30, 2006 of $176,533.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $334,921 for the quarter ended June 30, 2005 to $71,911 for the quarter ended June 30, 2006. The decrease in cash and cash equivalents is directly related to lower net income for the quarter ended June 30, 2006, as well as increased capital expenditures in our Southland Division and net debt reduction. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $11,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. The Bad Toys Division is currently operating on a negative cash flow basis, but management expects it to turn positive during the second half of 2006 with the infusion of approximately $500,000 to $1,000,000 in working capital from the above-mentioned line of credit. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the Internal Revenue Service and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

Although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this 10-Q, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $11,000,000 asset-based line of credit, however, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

The Company also expects to continue its improved cash collections and intense management of collections over the next twelve (12) months in the Southland Division. The Company’s plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the default, GE Capital has filed suit against the Company seeking enforcement of its guaranty of these obligations (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation are approximately $1.3 million and $.3 million, respectively. During fiscal year 2005, the Company made all required on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest arising out of the numerous forbearance agreements entered into by the parties and approximately $1.0 million was paid on the outstanding principal balance. During the quarter ended June 30, 2006 the Company paid approximately $112,000 towards the GE Line of Credit and $90,000 towards the GE Healthcare obligation.

The Company continues to believe that the lawsuit filed by GE Capital will have a positive impact on the Company’s short-term cash flow as it will no longer have the obligation to pay the excessive forbearance fees, legal fees, penalties, and interest it paid during fiscal 2005 and through the first quarter 2006. As previously stated, the Company is in negotiations to secure additional financing, and, if successful, the Company intends to utilize the proceeds to satisfy the outstanding GE Line of Credit and GE Healthcare Obligation.

Standby Equity Distribution Agreement. On June 2, 2004, we entered into an Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. In 2005, the Company received approximately $1.2 million from Cornell Capital Partners. In 2005, the Company paid approximately $.4 million to Cornell Capital on its outstanding debt obligations. The Company did not borrow or repay any amounts to Cornell Capital during the quarter ended June 30, 2006. Pursuant to the terms of the SEDA, the agreement terminated on August 2, 2006. As noted in this report on Form 10-QSB, Cornell Capital has filed suit against the Company seeking repayment of two promissory notes issued in connection with the SEDA. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Equity Distribution Agreement. For a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings.”

Liquidity

On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) against Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., in connection with the entity’s failure to collect and remit employment taxes of approximately $2,800,000, inclusive of penalties and interest. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment is scheduled to be heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the IRS to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. If the Internal Revenue Service proceeds to levy against Sulligent’s assets, the act will have an adverse impact on the Company’s financial position. To prevent this from occurring, and as discussed above, the Company is aggressively pursuing various financing alternatives, the proceeds of which the Company intends to use to satisfy its obligations to the Internal Revenue Service.

Liquidity And Proposed Plans For The Next Twelve Months

Management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $11,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the Internal Revenue Service and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

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

Claims Liability and Professional Liability Reserves. We are self-insured up to certain limits for costs associated with workers’ compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. The reserves for workers’ compensation claims are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare. Our reserves for automobile, professional liability claims and general business claims are based on management’s review of historical experience and recent trends. Historical experience and recent trends are the most significant factors in the determination of these reserves. We believe the use of our methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. Our estimates and assumptions have been accurate in the past and our method of determining our estimates and assumptions has been applied consistently, except for a change in June 2005 when we converted to a self-insured style program for workers’ compensation insurance. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Trade and Other Accounts Receivable. Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. We write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts.

As we discuss further in our “Revenue Recognition” policy below, we determine our allowances for contractual discounts and uncompensated care based on our information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform our services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. We estimate our allowances for contractual discounts monthly utilizing our billing system information, and we write off applicable allowances when we receive net payments from third parties.

Our provision and allowance for contractual discounts and uncompensated care is based primarily on our historical collection and write-off activity. We believe the use of our methods to account for these allowances provides a consistent and effective way to measure these subjective accruals, and, to date, our estimates and assumptions have been accurate. However, given the complexity in collecting receivables from governmental agencies and private insurance carriers, the use of any estimation technique in this area is inherently sensitive. Accordingly, our accounts receivable could differ from the amounts we ultimately collect.

Revenue Recognition. Medical transportation and related service fees are recognized when services are provided and are recorded net of discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. Although our estimates and assumptions have been accurate in the past, due to the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.

Income Tax Valuation Allowance. The Company has net deferred tax assets resulting from net operating losses that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

Contingencies. The Company is involved in a number of lawsuits as described in Part II, Item I, “Legal Proceedings.” Management may not be able to make a reasonable estimate of liabilities that result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

Intangible Assets. Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles and the fair value of our definite life intangible asset proves to be less than our unamortized carrying amount, we would take a charge to earnings for the decline. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge in amounts that are significant to our financial statements.

Goodwill Goodwill is not amortized and is required to be tested annually for impairment or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill may be impaired. Goodwill is allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded. Should our business environment or other factors change, our goodwill may become impaired and may result in charges to our income statements that are material.

Off-Balance Sheet Arrangements

On June 21, 2005, U. S Fire Insurance Company of Morristown, NJ issued the Company a policy for workers’ compensation coverage. This policy is effective from June 21, 2005 to June 20, 2006 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000.00. This policy is supported by a $600,000 Letter of Credit issued by BB & T of Kingsport, Tennessee. The Letter of Credit is fully secured by a CD in the amount of $600,000 which is held by BB & T. The Company elected to increase its per claim deductibles after analyzing its past years historical claims in anticipation of lowered annual cost of it workers’ compensation insurance. Historically, the Company has paid approximately $1.2 million dollars per annum for full workers’ compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through March 31, 2006, or 9 months, the Company had paid approximately $300,000 in policy administrative cost and approximately $123,000 in actual claim losses. On March 31, 2006, U.S. Fire Insurance Company had reserved an additional $239,000 as possible losses on pending claims.

The Company renewed the policy on June 21, 2006 with U. S. Fire Insurance Company. At that time, the Company has been required to supply a new Letter of Credit for the new policy year. The Company anticipates that the Letter of Credit needed to support the previous year’s policy reserved losses will be less than the current $600,000 and, therefore, any excess amount can be rolled into the new policy year. The Company might be required to put additional collateral in the form of a CD as support for the new Letter of Credit to cover the new policy year. The Company expects that any additional collateral will be funded through its operational cash flow, as was the previous year’s collateral.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended June 30, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company, Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively an award of treble damages.

The primary crux of Pacific Capital’s complaint is centered around its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43; and that Southland Health Services, Inc., and the Company are liable to Pacific Capital under successor-in-interest and/or merger/consolidation theories. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, Southland Health Services, Inc., and the Company vigorously oppose the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by them.

On August 16, 2006, Pacific Capital moved for summary judgment against Southland Health Services, LLC, and Southland Health Services, Inc. This motion was denied by the Law Court for Sullivan County finding that there were a number of genuine issues of material fact. A trial date has not yet been set.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Southland Health Services, Inc.’s subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of Southland Health Service, Inc. by Bad Toys Holdings, Inc. Southland Health Services, Inc. is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to Southland Health Services, Inc. based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State individuals are working together to resolve the statistical sample matters. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment is scheduled to be heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the IRS to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action.

Cornell Capital Partners, L.P. v. Bad Toys Holdings, Inc., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. At a minimum, the Company anticipates that there will be a reduction in the amount that Cornell asserts that it is owed under the December and February Notes.

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

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on February 4, 2005, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages.

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company, Southland Health Services, Inc., Emergystat of Sulligent, Inc., Larry N. Lunan and several other defendants alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. The Company believes that the complaint is an effort by Crawford to litigate these issues in Alabama and not Tennessee, which is the state dictated by a forum selection clause in the Capital Stock Purchase Agreement.

On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. Southland Health Services, Inc. is also named as a plaintiff in that lawsuit. In the second Alabama complaint, Crawford is seeking a declaratory judgment alleging that the Capital Stock Purchase Agreement fails for lack of consideration because the Company has not delivered the agreed upon consideration. Crawford is also seeking rescission of the Agreement. Alternatively, Crawford seeks the sum of $7.3 million as consideration under the Agreement. The Company believes this is another effort by Crawford to litigate in Alabama the issues under the Capital Stock Purchase Agreement. We believe that Southland Health Services, Inc. is improperly named as a plaintiff in that case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company entered into the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated

April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivable. According to GE Capital, the Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result, GE Capital has filed suit against the Company seeking enforcement of the Tri-Party Agreement (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation, according to GE Capital, are approximately $1.1 million and $.3 million, respectively. During fiscal year 2005, the Company made all required payments on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest and approximately $1.0 million was paid toward principal. During the quarter ended June 30, 2006, the Company paid approximately $112,000 towards the GE Line of Credit and $90,000 towards the GE Healthcare obligation.

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

BAD TOYS HOLDINGS, INC.

August 21, 2006	By:	/s/ Larry N. Lunan
Larry N. Lunan President and Chief Executive Officer

August 21, 2006	By:	/s/ T. Alan Walls
T. Alan Walls, Treasurer and Chief Financial Officer (Principal Financial Officer)