Form 10KSB/A
period 2005-12-31
BAD TOYS Holdings, Inc.
filed 2006-10-25
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 2

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

In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule requires covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies ( i.e., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality, and availability. The Company believes reasonable steps to comply with these standards.

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

Key findings of the new Motorcycle/ATV Owner Survey include:

•	Since 1998, there has been a 34 percent increase in the number of motorcycles—estimated to be about 8.8 million motorcycles in use in the United States.

•	Female motorcycle ownership is up to nearly 10% of the total motorcycle owner population. The percent of female ownership increased from 6.4 percent in 1990 to 9.6 percent in 2003.

•	The median household income of owners exceeds that of the U.S. population as a whole.

•	More than half of motorcycle owners are married.

•	Twenty-four (24) million people in the United States rode a motorcycle at least once in 2003.

•	Of all the motorcycles in use in 2003, 43% were purchased new, up from 33% in 1998.

•	More motorcyclists today have college degrees and work in “white collar” jobs. The median age of today’s rider is 42, up from 38 in 1998. 29% of today’s riders have college degrees, compared to 23% in 1998.

•	Sportbike owners spend significantly more on aftermarket purchases, including tires, repairs and maintenance, replacement parts, accessories and modifying equipment, and riding apparel.

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

ITEM 3. LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital named eleven defendants in the state court action, including the Company; Emergystat, Inc.; Southland Health Services, Inc.; and Southland Health Services, LLC, and asserted a total of twenty-one claims, some of which were directed only at specific defendants. Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million for the defendants’ alleged intentional and fraudulent conduct and an award of treble damages pursuant to its statutory procurement of breach of contract claim. Finally, Pacific Capital’s state court complaint seeks various forms of equitable relief pursuant to common law and Tennessee’s Fraudulent Conveyance Act and Uniform Fraudulent Transfer Act. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate of a range of possible loss. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending its position.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Med Express of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. (“Med Express”), regarding various billing issues in Leake County, Mississippi. As part of the ongoing investigation, the Attorney General has requested to inspect certain records of Med Express. Although the Company believes the billings at issue are appropriate, the Company is treating this matter very seriously and has responded to the records request issued by the Attorney General. The Company is continuing to cooperate with the Attorney General in its ongoing investigation. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate of a range of possible loss.

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

ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement acquiring approximately 73% of the outstanding common stock of American Eagle Manufacturing Co. (“American Eagle”). The total purchase price of the stock was $4,250,000 with certain adjustments to the purchase price if the equity of the American Eagle was less than $2,414,839 on date of closing. On the date of closing, the equity of American Eagle was less than $2,414,839; accordingly, the purchase price was adjusted downward. The total amount of the note ultimately issued in exchange for the shares was $2,533,544. The note is due in $500,000 installments due in six-month intervals over the two-year life of the loan. The current portion due December 31, 2004 was $500,000.

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed certain liabilities of American Eagle associated with the motorcycle business activities for 1,818,000 shares of its common stock. The transaction was valued at $769,000 based on the net asset value acquired. On October 21, 2004 American Eagle entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders, Inc. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement. The transaction was recorded as a reverse purchase by No Borders, Inc. The Company formed a new Nevada corporation, American Eagle Manufacturing Company, Inc., a wholly owned subsidiary of the Company, to own and operate the business of American Eagle.

On December 1, 2004, the Company entered into a binding letter of intent to acquire 100% of the outstanding common stock of Southland Health Services, Inc. The binding letter of intent has restrictive covenants which removed the extraordinary shareholder rights of the selling shareholders. It required written approval from the Company for any transactions beyond normal operations. On December 26, 2004 the Company executed a definitive Capital Stock Purchase agreement to acquire 100% of the outstanding common stock of Southland Health Services, Inc. Upon closing, the Capital Stock Purchase Agreement transferred the stock of Southland Health Service, Inc. to the Company effective December 1, 2004. On February 2, 2005, the Capital Stock Purchase agreement was amended due to misrepresentations of the sellers as to the level of payroll taxes payable discovered in January 2005. The purchase price was recorded at $5,271,600 comprised of 1,840,000 shares of the Company’s restricted common stock, 2,300,000 stock warrants with an exercise price of $.50 per share, and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes have been adjusted pursuant to the Capital Stock Purchase Agreement and are subordinate to the Internal Revenue Service and the note to General Electric Capital Corporation. During 2005, in accordance with the provisions of the Capital Stock Purchase Agreement, the Company adjusted its recording of this transaction to a revised purchase price of $1,059,600 comprised of 1,840,000 shares of the Company’s restricted common stock and 543,478 stock warrants with an exercise price of $.50 per warrant.

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

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $9,359,446 for the year ended December 31, 2005, as compared to $2,181,450 for the year ended December 31, 2004. This increase of $7,177,996 is due to the Company’s acquisition of Southland Health Services, Inc. effective as of December 1, 2004. Effective December 1, 2004, the Company acquired one hundred percent (100%) of the issued and outstanding capital stock of Southland Health Services, Inc. The Company accounted for this transaction under the purchase method of accounting. As such, the financial statements of Southland Health Services, Inc. for the period of December 1, 2004 through December 31, 2004 are included in our consolidated financial statements for the year ended December 31, 2004. Our Consolidated Statement of Income for the year ended December 31, 2004 reflects a balance of $2,181,450 in our provision for doubtful accounts and captures only one month of Southland Health Services, Inc.’s financial results, compared to a balance of $9,359,446 for the year ended December 31, 2005, which reflects twelve months of Southland Health Services, Inc.’s financial results. The $7,177,996 difference is attributable to our Consolidated Statement of Income for the year ended December 31, 2004 only including one month of operations, as compared to twelve months of operations reflected in our Consolidated Statement of Income for the year ended December 31, 2005. In 2004, the Company also wrote-off certain accounts receivable which were determined to be uncollectible and revised its provision for doubtful accounts accordingly.

Net Income/Loss

Net Income was $3.8 million for the year ended December 31, 2005 compared to a net loss of ($2.1) million for the year ended December 31, 2004. This increase of $5.9 million is due to the Company’s acquisition of Southland Health Services, Inc. (“Southland”). The Company’s increase in net income is primarily related to improvements in income directly associated with Southland and the new management’s ability to identify and abandon certain non-producing contracts as well as intensifying its management of operational costs, particularly in the areas of overtime and insurance. In fiscal 2005, the Company changed its coverage in its workers’ compensation plan to increase its individual claim deductibles to $350,000 with an aggregate cap of $1.5 million. This lowered the Company’s overall premium by approximately $80,000 per month. The Company will be responsible for actual losses incurred up to the described deductible amount. This change became effective in July of 2005. Through December 31, 2005, the actual claims paid were approximately $30,000. To effect this change in coverage amounts, the Company was required to place a secured Letter of Credit in the amount of $.6 million. The cash security for this Letter of Credit was generated through the Company’s operational cash flow. The Company believes that changes implemented throughout fiscal 2005 will continue to provide savings throughout fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $.24 million for the year ended December 31, 2004 to $.13 million for the year ended December 31, 2005. The decrease in cash and cash equivalents is directly related to the Company’s acquisition of Southland Health Services, Inc. and Gambler Motorcycle Company. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the IRS and GE Capital. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s motorcycle segment is currently operating on a negative cash flow basis. Although management expects it to turn positive during the second half of 2006 with the infusion of approximately $500,000 to $1,000,000 in working capital from the above-described line of credit, there can be no assurance the Company will secure this financing.

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

Fiscal Year 2004

Operating Activities. Net cash used by continuing operations operating activities was $3.7 million in 2004. Contributing to the use of cash from operating activities during 2004 was net losses from continuing operations of $(1.6) million, offset by depreciation and amortization of $.7 million, and changes in working capital of $2.8 million.

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

Claims Liability and Professional Liability Reserves. We are self-insured up to certain limits for costs associated with workers’ compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. The reserves for workers’ compensation claims are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare. Our reserves for automobile, professional liability claims and general business claims are based on management’s review of historical experience and recent trends. Historical experience and recent trends are the most significant factors in the determination of these reserves. We believe the use of our methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. Our estimates and assumptions have been accurate in the past and our method of determining our estimates and assumptions has been applied consistently, except for a change in June 2005. In June 2005, we converted to a self-insured styled program for workers compensation insurance. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

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

Contingencies. The Company is involved in a number of lawsuits as described in Note 9-Legal Proceedings- to our financial statements. Management may not be able to make a reasonable estimate of liabilities that result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

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

Off Balance Sheet Arrangements

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

The Company renewed the policy on June 21, 2006 with U. S. Fire Insurance Company. At that time, the Company was required to supply a new Letter of Credit for the new policy year. The Company anticipates that the Letter of Credit needed to support the previous year’s policy reserved losses will be less than the current $600,000 and, therefore, any excess amount can be rolled into the new policy year. The Company was required to put additional collateral in the form of a CD as support for the new Letter of Credit to cover the new policy year in the amount of $400,000. The Company expects that any additional collateral will be funded through its operational cash flow, as was the previous year’s collateral.

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

OFFICERSAND DIRECTORS

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

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary			Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/ Securities Underlying Options SARs (1) (#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Larry N. Lunan Chief Executive Officer and President	2005 2004 2003	$ $ $	72,000 72,000 72,000		— — —	— — —	— — —	— — —	— — —
T. Alan Walls, Chief Financial Officer	2005 2004 2003		$110,000 — —	(2)	— — —	— — —	— — —	— — —	— — —

(1)	Amounts reflect fair market value of shares of Bad Toys Holdings, Inc. issued to the executive officer.
(2)	Amounts paid to T. Alan Walls are for his services as Chief Financial Officer of Southland Health Services, Inc., a subsidiary of the Company. See “Employment Contracts” below for further information.

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

Stock Options and Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal year 2005, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2005:

	Shares Acquired On Exercise	Value Realized	Unexercised In-The-Money Options and SARs at December 31, 2005
Named Executive Officer			Number (Exercisable/ Unexercisable)	Value (Exercisable/ Unexercisable)
Larry N. Lunan	0	Not Applicable	Not Applicable	Not Applicable
T. Alan Walls	0	Not Applicable	Not Applicable	Not Applicable

Compensation of Directors

Directors do not receive compensation for their services as directors.

Employment Contracts

T. Alan Walls, Chief Financial Officer

On July 29, 2004, Southland Health Services, Inc., a subsidiary of the Company (“Southland”), entered into a two-year employment agreement with T. Alan Walls (the “Walls Employment Agreement”) pursuant to which Mr. Walls agreed to serve as Southland’s Chief Financial Officer. Under the terms of the Walls Employment Agreement, Mr. Walls is entitled to receive a salary of $ 110,000 per annum. In addition, under the terms of the agreement, Mr. Walls is entitled to (a) participate in any group insurance plans or employee benefit plans made available to Southland’s executive officers; and (b) reimbursement for any reasonable expenses incurred by him in the course of performing his duties. In the event Mr. Walls is terminated by the Company without cause, Mr. Walls is entitled to receive his full base salary of $110,000 for a period of twelve months. The Walls Employment Agreement contains confidentiality and non-competition provisions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Goodwill - Intangibles

Goodwill - Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of Southland Health Services, Inc. in specific operating areas and goodwill associated with the purchase of the assets of American Eagle Manufacturing Company, Inc. The goodwill recorded for these transactions during 2004 was $4,004,288. The goodwill associated with the transaction with Southland Health Services, Inc. was adjusted pursuant to the terms of the Capital Stock Purchase Agreement dated December 26, 2004, effective December 1, 2004, to zero. See also Note 8 and 9. The goodwill balance at December 31, 2005 is $230,780 and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase. This balance is reviewed by management annually to determine impairment.

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

The goodwill associated with the transaction with Southland Health Services, Inc. was adjusted to zero to reflect the purchase price adjustment pursuant to the terms of the Capital Stock Purchase Agreement dated December 26, 2004 but effective December 1, 2004. See also Note 8

The note receivable on the balance sheet from the former majority shareholder of Southland Health Services, Inc. contains a provision that allows the Company to offset any amounts due to Mr. Crawford against the outstanding balance of the note. The financial statements at December 31, 2004 reflected this right of offset. Due to the purchase price adjustments pursuant to the terms of the Capital Stock Purchase Agreement dated December 26, 2004 but effective December 1, 2004, there are no amounts due the individual to offset his note receivable to the Company. Therefore, his note is reflected in the financial statements at December 31, 2005.

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

Revenue Recognition

Our health services division recognizes medical transportation and related service fees when services are provided. We record all such revenues net of discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

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

NOTE 8- ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement acquiring approximately 73% of the outstanding common stock of American Eagle Manufacturing Co. (“American Eagle”). The total purchase price of the stock was $4,250,000 with certain adjustments to the purchase price if the equity of the American Eagle was less than $2,414,839 on date of closing. On the date of closing, the equity of American Eagle was less than $2,414,839; accordingly, the purchase price was adjusted downward. The total amount of the note ultimately issued in exchange for the shares was $2,533,544. The note is due in $500,000 installments due in six-month intervals over the two-year life of the loan. The current portion due December 31, 2004 was $500,000.

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed certain liabilities of American Eagle associated with the motorcycle business activities for 1,818,000 shares of its common stock. The transaction was valued at $769,000 based on the net asset value acquired. On October 21, 2004 American Eagle entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders, Inc. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement. The transaction was recorded as a reverse purchase by No Borders, Inc. The Company formed a new Nevada corporation, American Eagle Manufacturing Company, Inc., a wholly owned subsidiary of the Company, to own and operate the business of American Eagle.

On December 1, 2004, the Company entered into a binding letter of intent to acquire 100% of the outstanding common stock of Southland Health Services, Inc. The binding letter of intent has restrictive covenants which removed the extraordinary shareholder rights of the selling shareholders. It required written approval from the Company for any transactions beyond normal operations. On December 26, 2004 the Company executed a definitive Capital Stock Purchase agreement to acquire 100% of the outstanding common stock of Southland Health Services, Inc. Upon closing, the Capital Stock Purchase Agreement transferred the stock of Southland Health Service, Inc. to the Company effective December 1, 2004. On February 2, 2005, the Capital Stock Purchase agreement was amended due to misrepresentations of the sellers as to the level of payroll taxes payable discovered in January 2005. The purchase price was recorded at $5,271,600 comprised of 1,840,000 shares of the Company’s restricted common stock, 2,300,000 stock warrants with an exercise price of $.50 per share, and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes have been adjusted pursuant to the Capital Stock Purchase Agreement and are subordinate to the Internal Revenue Service and the note to General Electric Capital Corporation. During 2005, in accordance with the provisions of the Capital Stock Purchase Agreement, the Company adjusted its recording of this transaction to a revised purchase price of $1,059,600 comprised of 1,840,000 shares of the Company’s restricted common stock and 543,478 stock warrants with an exercise price of $.50 per warrant. See also NOTE 1 and 9.

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

Pacific Capital, L.P. v. Emergystat, Inc., et al. On April 8, 2005, Pacific Capital, L.P. (“Pacific Capital”) filed a complaint against nine defendants, including the Company and Emergystat, Inc., a subsidiary of Southland Health Services, Inc., in the United States District Court for the Eastern District of Tennessee at Greeneville, Civil Action No. 2:05-CV-103. Pacific Capital’s complaint arose from its alleged first perfected security interest in all of the assets of Quality Care Ambulance Service, Inc. and Quality Transportation Services, Inc. The Company filed a motion to dismiss the complaint. Shortly thereafter, Pacific Capital filed a motion to voluntarily dismiss, which the Court granted, without prejudice, on August 5, 2005. On August 24, 2005, Pacific Capital re-filed its complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M). Pacific Capital named eleven defendants in the state court action, including the Company; Emergystat, Inc.; Southland Health Services, Inc.; and Southland Health Services, LLC, and asserted a total of twenty-one claims, some of which were directed only at specific defendants. Pacific Capital’s state court complaint arose from the same set of facts and circumstances as its previous federal court complaint, which it voluntarily dismissed. As such, the state court complaint seeks to recover a principal balance of $874,437.44, plus interest, costs, and attorney’s fees. In addition, Pacific Capital is seeking an award of punitive damages in the amount of $3 million for the defendants’ alleged intentional and fraudulent conduct and an award of treble damages pursuant to its statutory procurement of breach of contract claim. Finally, Pacific Capital’s state court complaint seeks various forms of equitable relief pursuant to common law and Tennessee’s Fraudulent Conveyance Act and Uniform Fraudulent Transfer Act. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate of a range of possible loss. The Company believes that it has no liability beyond the recorded purchase of certain assets in May 2004 and is vigorously defending its position.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2005 and 2004

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of Med Express of Mississippi, LLC, a subsidiary of Southland Health Services, Inc. (“Med Express”), regarding various billing issues in Leake County, Mississippi. As part of the ongoing investigation, the Attorney General has requested to inspect certain records of Med Express. Although the Company believes the billings at issue are appropriate, the Company is treating this matter very seriously and has responded to the records request issued by the Attorney General. The Company is continuing to cooperate with the Attorney General in its ongoing investigation. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate of a range of possible loss.

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