Form 10QSB
period 2006-09-30
BAD TOYS Holdings, Inc.
filed 2006-11-14
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock as of November 10, 2006 was 21,642,818

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$83,402	$125,696
Investments	2,537,530	2,135,530
Accounts receivable - Trade	11,138,240	9,546,170
Inventory	1,178,014	807,409
Prepaid expenses	541,468	310,973

TOTAL CURRENT ASSETS	15,478,654	12,925,778
FIXED ASSETS
Buildings	473,793	499,958
Furniture & fixtures	178,509	176,730
Equipment	3,073,693	2,989,468
Vehicles	4,413,793	3,786,148
Leasehold improvements	125,468	116,560

	8,265,256	7,568,864
Less: Accumulated depreciation	(4,642,011)	(4,125,509)

	3,623,245	3,443,355
OTHER ASSETS
Prepaid insurance and deposits	364,400	333,745
Notes receivable	5,072,074	4,881,905
Other assets	612,029	435,732
Prepaid stock expense	258,048	258,048
Deferred tax benefit	370,310	326,869
Goodwill	230,780	230,780

	6,907,641	6,467,079

	$26,009,540	$22,836,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,011,371	$710,792
Bank overdrafts	524,800	757,352
Accounts receivable line of credit	1,334,790	1,329,455
Accrued wages	245,289	519,526
Accrued and withheld taxes	8,736,038	6,007,368
Other liability	417,138	383,066
Federal income taxes payable	684,105	—
Current portion of Notes payable	1,507,432	2,342,641

TOTAL CURRENT LIABILITIES	14,460,963	12,050,200
Long-term Debt
Notes payable	735,440	1,509,658
Notes payable - officer	1,612,365	1,966,717

	2,347,805	3,476,375

TOTAL LIABILITIES	16,808,768	15,526,575
STOCKHOLDERS' EQUITY
Preferred stock	818,888	818,888
Common stock	216,428	190,928
Additional contributed capital	7,031,073	6,781,573
Stock warrants	250,000	250,000
Retained earnings/(deficit)	1,390,512	(225,623)
Accumulated other comprehensive loss	(506,129)	(506,129)

	9,200,772	7,309,637

	$26,009,540	$22,836,212

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Nine Months Ended September 30, 2006 and 2005

	Quarter to Date September 30,		Year to Date September 30,
	2006	2005	2006	2005
REVENUES	$11,629,328	$11,888,119	$33,205,920	$34,054,209
EXPENSES
Payroll and employee benefits	6,654,278	5,207,357	17,942,324	14,920,655
Provision for doubtful accounts	2,041,042	2,430,456	6,055,111	7,014,842
Depreciation and amortization	214,467	173,988	548,309	410,477
Other operating expense	2,386,953	2,530,515	6,504,175	8,137,489

	11,296,740	10,342,316	31,049,919	30,483,463

OPERATING INCOME	332,588	1,545,803	2,156,001	3,570,746
OTHER INCOME/(EXPENSE)
Interest income	71,321	—	190,242	—
Interest expense	(107,150)	(304,207)	(469,655)	(912,194)
Miscellaneous	119,241	7,136	572,102	44,139

Total Other Income/(Expense)	83,412	(297,071)	292,689	(868,055)

INCOME/(LOSS) BEFORE TAX PROVISION	416,000	1,248,732	2,448,690	2,702,691
TAX BENEFIT/(PROVISIONS)	(97,915)	—	(832,555)	—

NET COMPREHENSIVE INCOME	$318,085	$1,248,732	$1,616,135	$2,702,691

NET INCOME from operations per share	$0.02	$0.09	$0.11	$0.22
NET COMPREHENSIVE INCOME per share	$0.02	$0.08	$0.08	$0.16
Average shares outstanding	19,229,498	16,736,269	19,229,498	16,736,269

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months and Nine Months Ended September 30, 2006 and Year Ended December 31, 2005

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED (DEFICIT)/ EARNINGS	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of period - January 1, 2005	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365

Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

Stock issued for services	—	—	50,000	250	24,750		—	—	25,000
Conversion of Debt to Common stock			2,500,000	25,250	224,750				250,000
Net other comprehensive income	—	—		—	—		1,616,135		1,616,135

Balance September 30, 2006	818,888	818,888	21,642,818	216,428	7,031,073	250,000	1,390,512	(506,129)	9,200,772

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Nine Months Ended September 30, 2006 and 2005

	Quarter to Date September 30,		Year to Date September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income	$318,085	$1,248,732	$1,616,135	$2,702,691
Adjustments to reconcile Net Income to Net Cash provided from operating activities:
Depreciation and amortization	214,467	173,988	548,309	410,477
Stock for services	-0-	37,500	25,000	62,500
Changes in Assets and Liabilities-net
Accounts receivable	(719,000)	(91,199)	(1,592,070)	(362,381)
Inventory	(141,059)	45,757	(370,605)	75,823
Other assets	(319,781)	341,201	(487,695)	(396,539)
Accounts payable	459,185	(202,218)	300,579	(143,702)
Accrued wages	2,422	(674)	(274,237)	(605,387)
Accrued, other liabilities and withheld taxes	1,703,679	540,367	3,439,295	177,081

CASH FLOWS FROM OPERATING ACTIVITIES	1,517,998	2,093,454	3,204,711	1,920,563
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(91,946)	(101,929)	(696,392)	(1,231,816)
Notes receivable-net	191,388	(56,534)	(190,169)	50,032
Purchase of Investments	(402,000)	—	(402,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES	(302,558)	(158,463)	(1,288,561)	(1,181,784)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payments on Notes Payable - net	(1,249,229)	(1,720,504)	(1,604,092)	(1,004,585)
Proceeds from/Payments to Shareholder Debt - Net	45,280	410,063	(354,352)	580,869
Proceeds from sale of stock	—	—	—	400,000

CASH FLOWS FROM FINANCING ACTIVITIES	1,203,949	(1,310,441)	(1,958,444)	(23,716)

NET CASH INCREASE/(DECREASE)	11,491	624,550	(42,294)	715,063
CASH AT BEGINNING OF PERIOD	71,911	334,921	125,696	244,408

CASH AT END OF PERIOD	$83,402	$959,471	$83,402	$959,471

Cash paid for interest	$209,597	$170,680	$572,102	$545,152

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

Trade Accounts Receivable

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

Notes Receivable

Substantially all of the monies classified as Notes Receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. Increase in 2005 represents interest accrued on the Note for the year. The balance of the note at September 30, 2006 was $5,072,074 and at December 31, 2005 was $4,881,905.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the period ended September 30, 2006 and the year ended December 31, 2005.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

NOTE 2. INVENTORY:

	September 30, 2006	December 31, 2005
Raw material	$84,290	$75,062
Product for resale	326,287	137,982
Work in process	215,641	111,020
Finished goods	551796	483,345

Total	$1,178,014	$807,409

NOTE 3 – PAYROLL TAXES PAYABLE

At September 30, 2006 and December 31, 2005 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. A majority of the arrearage was acquired as part of the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc in February of 2005. In 2005, the overall outstanding payroll taxes payable to the IRS increased by approximately $1,400,000 from the balance as of December 31, 2004. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

NOTE 4 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Ambulance financing	997,109	1,585,991
Acquisition debt	1,335,791	1,555,131
A/R Financing	1,101,262	1,329,455
All other debt	140,500	711,177

Total	3,577,662	5,181,754
Less Current Portion	(2,842,222)	(3,672,096)

Total Long Term Debt	735,440	1,509,658
Note Payable Officer	1,612,365	1,966,717

Total Notes Payable - Long Term	2,347,805	3,476,375

Long-term debt maturities are as follows:

2006	$2,136,321	$3,687,070
2007	954,741	954,741
2008	469,541	469,541
2009	17,059	17,059

Total	$3,577,662	$5,128,411

The Company has entered into various installment notes for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2005 and September 30, 2006 the Company was current on all payments on these notes. The balance of these notes was $1,353,806 and $997,109 at September 30, 2006 and December 31, 2005, respectively.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes are due upon demand with no stated interest rate. The balance at September 30, 2006 and December 31, 2005 is $698,721. The amount due to Cornell Capital Partners and other operating debts was $603,720 and $ 711,177 at September 30, 2006 and December 31, 2005, respectively.

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement buying approximately 73% of the outstanding common stock of American Eagle Corporation. The note is $500,000 installments due at six-month intervals over the two-year life of the loan.

Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. is $1,335,791 and $1,555,131, at September 30, 2006 and December 31, 2005, respectively. Included in our acquisition debt is Southland Health Services, LLC transaction whereby Southland Health Service, LLC purchased certain assets and assumed certain liabilities associated with those assets. This transaction included a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, on December 26, 2004 but effective December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc. The Southland Health Service, Inc. acquisition included a series of promissory notes totaling $3,404,000. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is prime rate plus 1%. These notes are subordinated to GE Capital and the Internal Revenue. Certain cash payments made to the sellers have been applied to the note balances. See also Note 1, management restatement of the purchase price section.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at September 30, 2006 and December 31, 2005. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2005, $250,000 of this debt was converted to 2,500,000 shares of common stock. The balance outstanding was $1,612,365 and $1,966,717 at September 30, 2006 and December 31, 2005, respectively.

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

NOTE 6 - LEASING ARRANGEMENTS

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. These leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $558,468 and $616,231 for the three months ended September 30, 2006 and the year ended December 31, 2005, respectively.

American Eagle Manufacturing Company, Inc. occupied property in Carlsbad, California during 2005 on a month to month lease at $20,030 per month. In March, 2006, the operations moved to a 15,400 square foot production facility in Oceanside, California on a four year lease at $11,800 per month.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at September 30, 2006 and December 31, 2005.

Common Stock

There were 21,642,818 and 19,092,818 shares outstanding at September 30, 2006 and December 31, 2005, respectively.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

Southland Health Services, Inc. (“Southland”) was incorporated on October 17, 2003 by Glenn Crawford. Prior to 2004, it had no operations. Southland was formed to (i) facilitate the combination of Emergystat, Inc., a Mississippi corporation (“Emergystat”), and Emergystat of Sulligent, Inc., an Alabama corporation (“Sulligent”); (ii) acquire Southland Health Services, Inc., a Mississippi limited liability company; and (I ii) expand emergency services operations into the state of Virginia. On February 5, 2005, but effective May 2, 2004, Southland issued 100% of its outstanding common stock to Glenn Crawford in exchange for 100% of the shares of Emergystat and Sulligent. This transaction was treated as a purchase transaction. There was no write up of assets and no recognition of gain, loss or goodwill upon completion of this transaction. Emergystat and Sulligent were both “S” corporations for income tax purposes until completion of the transaction Although purchase agreements were not executed evidencing the roll up until February 5, 2005, the former shareholders and management of the Company directed actual operations of the acquired entities and exercised effective control over the acquired companies prior to or on May 2, 2004. Additionally, although Southland, Emergystat and Sulligent were under common control, they did not have a “parent-subsidiary” relationship prior to February 5, 2005.

On February 5, 2005, but effective May 2, 2004, Southland acquired one hundred percent (100%) of the equity ownership interests of Southland Health Services, LLC, a Mississippi limited liability company, in exchange for two hundred shares of the common stock of Southland pursuant to a Contribution and Stock Agreement by and between Southland and Roy Joseph Cerone, the sole member of Southland Health Services, LLC. This transaction was accounted for under the purchase method of accounting and was valued at $2,205,764. This amount was recorded as an investment in Southland Health Services, LLC. On February 5, 2005 with an effective date of May 2, 2004, Southland Health Services, LLC acquired certain assets and assumed certain liabilities of Quality Care Ambulance Services, Inc., a Tennessee corporation in exchange for the issuance of a promissory note in the amount of $1,100,000. Roy Joseph Cerone was the majority shareholder of Quality Care Ambulance Services, Inc. and the sole member of Southland Health Services, LLC. The transaction was accounted for as a purchase and was valued at $2,205,764. The transaction resulted in recording $1,918,912 as “Goodwill-Investments in Contracts” and $286,852 as “Equipment.” Southland Health Services, LLC serves parts of Eastern Tennessee and Southwest Virginia. After the acquisition of the Company by Bad Toys Holdings, Inc., new management determined that the primary contracts in both Tennessee and Virginia were under priced and that there was insufficient private sector service volume to offset the discounted contract prices resulting in monthly losses to the Company. As such, during 2005, the Company withdrew from one of the Tennessee contracts and renegotiated the primary Virginia contract. This resulted in a write off of $1,918,912 to “Goodwill-Investments in Contracts” in the fourth quarter of 2004.

The transactions described above were entered into by the previous owners and management of the Company prior to the Company becoming a wholly-owned subsidiary of Bad Toys Holdings, Inc.

On December 26, 2004, but effective December 1, 2004, Bad Toys Holdings, Inc. acquired one hundred percent (100%) of the outstanding common stock of Southland from Glenn Crawford, Joseph Cerone and Joseph Donavan. The Capital Stock Purchase Agreement dated December 26, 2004 was amended on February 2, 2005 to amend the allocation of the purchase price due to misrepresentation by the former owners of Southland of the amount of the payroll tax liabilities owed by the Company. The calculated value of the company did not change but the amendment reflected there would be no immediate cash payments to the former owners or on debts as they had previously directed until such time as the amounts due to General Electric Capital Corporation and the United States Internal Revenue Service are satisfied.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at September 30, 2006 and December 31, 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company, our subsidiaries, Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered around its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, Southland Health Services, Inc. and the Company vigorously oppose the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by them. On August 16, 2006, Pacific Capital moved for summary judgment against Southland Health Services, Inc. and Southland Health Services, LLC. This motion was denied by the Law Court for Sullivan County finding that there were a number of genuine issues of material fact. A trial date has not yet been set. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment is scheduled to be heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at March 31, 2006 and December 31, 2005 is $698,721.

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

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On March 3, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against the Company, seeking at least $2 million on its claims. On October 30, 2006, the Company responded that because the discovery period is still open the matter should be stayed pending the completion of discovery, that there are genuine issues of material fact concerning the Company’s defenses that preclude the granting of summary judgment, and that GE Capital’s calculations are erroneous. The Court scheduled a hearing on the matter for February 26, 2007, but indicated that it may rule on the filed motion papers beforehand. Both parties have served written discovery in the case.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages.

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

On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. Southland Health Services, Inc. is also named as a plaintiff in that lawsuit. The case was removed to federal court and subsequently dismissed.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

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

NOTE 12: NOTES RECEIVABLE

Glenn Crawford, the previous Chief Executive Officer and majority shareholder of the Company issued the following promissory notes to Emergystat, Inc., a subsidiary of the Company: (1) a promissory note dated December 31, 2002 having an original principal balance of $702,568, (2) a promissory note dated December 31, 2003 having an original principal balance of $1,000,000, and (3) a promissory note dated December 31, 2003 issued by Crawford having an original principal balance of $500,000 (each individually, a “Crawford Note,” and collectively, the “Crawford Notes”). In total, Glenn Crawford

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

borrowed, in the aggregate, an original principal amount of $2,202,568 from Emergystat, Inc. (the “Original Borrowings”). Prior to the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc., Glenn Crawford was the majority shareholder of Southland. He was also the majority shareholder of Emergystat, Inc. and Emergystat of Sulligent, Inc. prior to their roll up into Southland. Mr. Crawford controlled all operations and activities as majority shareholder. Mr. Crawford received direct cash loans and directed other payments for his personal benefit. These transactions were recorded as loans to Mr. Crawford in the records of the Company or its subsidiaries. Company auditors provided notes for Mr. Crawford to execute for the benefit of the Company to document his transactions.

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of September 30, 2006, December 31, 2005 and December 31, 2004, the aggregate outstanding balances of the Crawford Notes were $5,072,074, $4,647,998 and $2,257,000, respectively.

NOTE 13: LETTER OF CREDIT

In September 2005, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank.

NOTE 14: WORKER COMPENSATION INSURANCE

On June 21, 2005, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy ran from June 21, 2005 to June 20, 2006 and contains per claim deductible amounts of $350,000.00 with an aggregate stop loss of $1,600,000.00. On June 22, 2006 the Company renewed this policy. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through June 30, 2006 or 12 months the Company had paid approximately $300,000 in policy administrative cost and approximately $215,000 in actual claim losses. On September 30, 2006, US Fire Insurance Company had reserved an additional $220,000 as possible losses on pending claims for the plan year ending June 2006 and approximately $25,000 reserves for the current year plan.

The Company renewed the policy on June 21, 2006 with U. S. Fire Insurance Company. The Company was required to supply a new Letter of Credit for the new policy year. As requirements for the renewal the Company provided $400,000 additional Letter of Credit in the form of two equal increases to existing Letters of Credit of $200,000 each. The Company placed collateral in the form of a certificate of deposit as support for the $400,000 Letter of Credit obtained to cover the new policy year. The Company funded the additional collateral through its operational cash flow.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

September 30, 2006 and December 31, 2005

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 15 – SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Bad Toys Division comprised of Bad Toys, Bad Boyz Toyzz, American Eagle Manufacturing Company and Gambler Motorcycle Company and the Southland division comprised of Southland Health Services, Inc and its subsidiaries.

A breakdown of the operating revenues and operating expenses by segment is as follows for the three months ended September 30, 2006 and the year ended December 31, 2005:

	September 30, 2006 Quarter to Date	September 30, 2006 Year to Date	December 31, 2005
Health Services Division
Total Assets	$19,569,328	$19,569,328	$17,288,169
Revenues	11,328,072	32,763,278	44,101,435
Expenses	(11,050,508)	(30,939,553)	(39,109,808)

Gross Profit	$277,564	$1,823,725	$4,991,627

Motorcycle, Sprint Car and Hot Rod Division
Total Assets	$6,440,212	$6,440,212	$5,548,043
Revenues	301,256	442,642	565,295
Expenses	(260,735)	(650,232)	(1,068,618)

Gross Profit	$40,521	$(207,590)	$(503,322)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS – QUARTER AND NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

REVENUES FOR THE QUARTER AND NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

For the three month period ended September 30, 2006, we had revenues of $11,629,328, a decrease of approximately 2% or $258,791 when compared with the revenue for the three month period ended September, 2005 of $11,888,119. The decrease in our revenue is primarily attributable to lower run transport volume in our Southland Divisions 911 operations.

For the nine month period ended September 30, 2006 the Company had net revenues of $33,205,920 compared to net revenues for the period ended September 30, 2005 of $34,054,209 The $.9 million decrease in our revenues for the nine months ended September 30, 2006 is due principally to the Company withdrawing from the Tennessee Tenn Care Contract and its discontinued ambulance service in Sullivan County, Tennessee and Leake County, Mississippi during fiscal 2005 and lower third quarter 911 volume in our Southland division.

Net revenues for the Southland Division for the three and nine month period ended September 30, 2006 were $11,328,072 and $32,763,278, respectively. The Bad Toys division contributed $442,642 for the nine month period ended September 30, 2006, of which $301,256 can be attributed to the third quarter of 2006.

OPERATING COST

For the three month period ended September 30, 2006, our operating cost were $11,296,740 as compared to $10,342,316 for the same period last year. The $1.0 million increase in cost during the quarter ended September 30, 2006 is primarily attributable to an increase in direct wage cost caused by increases in overtime, the start up cost and inefficiencies associated with the new contracts our Southland Division entered into in the second quarter and increased legal fees associated with the defense of certain acquired lawsuits, the GE capital suit as well the filing of the S-1 for our Southland division. (See Legal proceedings)

For the nine month period ended September 30, 2006 our operating cost were $31,049,919 compared to $30,483,463 for the same period in 2005. The $.5 million increase in cost during the quarter ended September 30, 2006 is primarily attributable to an increase in direct wage cost caused by increases in overtime, the start up cost and inefficiencies associated with the new contracts our Southland Division entered into in the second quarter and increased legal fees associated with the defense of certain acquired lawsuits, the GE capital suit as well the filing of the S-1 for our Southland division. (See Legal proceedings)

Our Southland Division’s operating costs for the nine month period ended September 30, 2006 were $29,965,558. Operating costs allocated with Bad Toys Holdings, Inc. and the Bad Toys Division is $1,084,361 for the nine months ended September 30, 2006.

OTHER INCOME/(EXPENSE)

Other income/expense increased to net other income of $0.08 million as compared to net expense of $.3 million for the three months ended September 30, 2006. The increase is associated with reduced interest expense and forbearance fees associated with the defaulted GE line of credit.

NET INCOME

For the three month period ended September 30, 2006, net income was $318,085, compared to $1,248,732 for the same period in 2005. The $.9 million decrease during the quarter ended September 30, 2006 is primarily attributable to an increase in direct wage cost caused by increases in overtime, the start up cost and inefficiencies associated with the new contracts our Southland Division entered into in the second quarter and increased legal fees associated with the defense of certain acquired lawsuits, the GE capital suit as well the filing of the S-1 for our Southland division. (See Legal proceedings) and decreases in net revenue due to lower 911 call volume in our Southland division.

For the nine month period ended September 30, 2006, net income was $1,616,135 as compared to $2,702,691 for the same period in 2005. The $1.1 million decrease during nine-month period ended September 30, 2006 is primarily attributable to an increase in direct wage cost caused by increases in overtime, the start up cost and inefficiencies associated with the new contracts our Southland Division entered into in the second quarter and increased legal fees associated with the defense of certain acquired lawsuits, the GE capital suit as well the filing of the S-1 for our Southland division (See Legal proceedings) and decreases in net revenue due to lower 911 call volume in our Southland division.

QUARTERS ENDING SEPTEMBER 30, 2006 AND 2005

Operating Activities. Net cash generated by continuing operations operating activities was $1.5 and $2.1 million for the quarters ended September 30, 2006 and 2005, respectively. Contributing to the generation of cash from operating activities for the quarters ended September 30, 2006 and 2005 was net income from continuing operations of $318,085 and $1,248,732 respectively, depreciation and amortization of $214,467 and $173,988. In general, the Company’s accounts receivable collections continue to improve. This improvement is primarily due to our focus on improved processes and collections.

Investing Activities. Investing activities related to continuing operations used $302,558 and $158,463 for the quarters ended September 30, 2006 and 2005, respectively. For the quarters ended September 30, 2006 and 2005 the Company made capital expenditures of $91,496 and $101,929, respectively, consisting primarily of ambulance acquisitions in our Southland Division. The Company also recognized $191,388 in changes to its Notes Receivable from the previous owner of our Southland Division. This change is primarily associated with interest income being capitalized to the note. In the third quarter of 2006, the Company invested an additional $400,000 in a CD to secure a letter of credit to support its workman compensation policy in the third quarter of 2006. (See Liquidity)

Financing Activities. During the quarter ended September 30, 2006 and 2005, the Company used $1,203,949 and $1,310,441, respectively, in financing activities. The Company retired a portion of its outstanding principal debt to GE Capital and GE Healthcare Financial Services, Inc. as well as other primarily vehicle credit facilities. This use of funds was offset and assisted by a shareholder loan during the quarter ended September 30, 2006 of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $83,042 for the quarter ended September 30, 2006. The decrease in cash and cash equivalents is directly related to lower net income for the quarter ended September 30, 2006, as well as increased capital expenditures in our Southland Division and net debt reduction. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $11,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the Internal Revenue Service and GE Capital. The Bad Toys Division is currently operating on a negative cash flow basis, but management expects it to turn positive during the second half of 2006 with the infusion of approximately $500,000 to $1,000,000 in working capital from the above-mentioned line of credit. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the Internal Revenue Service and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

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

Southland Health Services, Inc. (“Southland”) was incorporated on October 17, 2003 by Glenn Crawford. Prior to 2004, it had no operations. Southland was formed to (i) facilitate the combination of Emergystat, Inc., a Mississippi corporation (“Emergystat”), and Emergystat of Sulligent, Inc., an Alabama corporation (“Sulligent”); (ii) acquire Southland Health Services, Inc., a Mississippi limited liability company; and (I ii) expand emergency services operations into the state of Virginia. On February 5, 2005, but effective May 2, 2004, Southland issued 100% of its outstanding common stock to Glenn Crawford in exchange for 100% of the shares of Emergystat and Sulligent. This transaction was treated as a purchase transaction. There was no write up of assets and no recognition of gain, loss or goodwill upon completion of this transaction. Emergystat and Sulligent were both “S” corporations for income tax purposes until completion of the transaction Although purchase agreements were not executed evidencing the roll up until February 5, 2005, the former shareholders and management of the Company directed actual operations of the acquired entities and exercised effective control over the acquired companies prior to or on May 2, 2004. Additionally, although Southland, Emergystat and Sulligent were under common control, they did not have a “parent-subsidiary” relationship prior to February 5, 2005.

On February 5, 2005, but effective May 2, 2004, Southland acquired one hundred percent (100%) of the equity ownership interests of Southland Health Services, LLC, a Mississippi limited liability company, in exchange for two hundred shares of the common stock of Southland pursuant to a Contribution and Stock Agreement by and between Southland and Roy Joseph Cerone, the sole member of Southland Health Services, LLC. This transaction was accounted for under the purchase method of accounting and was valued at $2,205,764. This amount was recorded as an investment in Southland Health Services, LLC. On February 5, 2005 with an effective date of May 2, 2004, Southland Health Services, LLC acquired certain assets and assumed certain liabilities of Quality Care Ambulance Services, Inc., a Tennessee corporation in exchange for the issuance of a promissory note in the amount of $1,100,000. Roy Joseph Cerone was the majority shareholder of Quality Care Ambulance Services, Inc. and the sole member of Southland Health Services, LLC. The transaction was accounted for as a purchase and was valued at $2,205,764. The transaction resulted in recording $1,918,912 as “Goodwill-Investments in Contracts” and $286,852 as “Equipment.” Southland Health Services, LLC serves parts of Eastern Tennessee and Southwest Virginia. After the acquisition of the Company by Bad Toys Holdings, Inc., new management determined that the primary contracts in both Tennessee and Virginia were under priced and that there was insufficient private sector service volume to offset the discounted contract prices resulting in monthly losses to the Company. As such, during 2005, the Company withdrew from one of the Tennessee contracts and renegotiated the primary Virginia contract. This resulted in a write off of $1,918,912 to “Goodwill-Investments in Contracts” in the fourth quarter of 2004.

The transactions described above were entered into by the previous owners and management of the Company prior to the Company becoming a wholly-owned subsidiary of Bad Toys Holdings, Inc.

On December 26, 2004, but effective December 1, 2004, Bad Toys Holdings, Inc. acquired one hundred percent (100%) of the outstanding common stock of Southland from Glenn Crawford, Joseph Cerone and Joseph Donavan. The Capital Stock Purchase Agreement dated December 26, 2004 was amended on February 4, 2005 to amend the allocation of the purchase price due to misrepresentation by the former owners of Southland of the amount of the payroll tax liabilities owed by the Company. The calculated value of the company did not change but the amendment reflected there would be no immediate cash payments to the former owners or on debts as they had previously directed until such time as the amounts due to General Electric Capital Corporation and the United States Internal Revenue Service are satisfied.

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

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company entered into the February 2, 2005 Tri-Party Agreement (the “Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. According to GE Capital, the Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the purported default, GE Capital has filed suit against the Company seeking enforcement of the Tri-Party Agreement (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation, according to GE Capital, are approximately $1.3 million and $.3 million, respectively. During fiscal year 2005, the Company made all required payments on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest arising out of the numerous forbearance agreements entered into by the parties and approximately $1.0 million was paid on the outstanding principal balance. During the quarter ended September 30, 2006 the Company paid approximately $70,000 towards the GE Line of Credit and $42,000 towards the GE Healthcare obligation.

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

Standby Equity Distribution Agreement. On June 2, 2004, we entered into an Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. In 2005, the Company received approximately $1.2 million from Cornell Capital Partners. In 2005, the Company paid approximately $.4 million to Cornell Capital on its outstanding debt obligations. The Company did not borrow or repay any amounts to Cornell Capital during the quarter ended September 30, 2006. Pursuant to the terms of the SEDA, the agreement terminated on August 2, 2006. As noted in this report on Form 10-QSB, Cornell Capital has filed suit against the Company seeking repayment of two promissory notes issued in connection with the SEDA. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Equity Distribution Agreement. For a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings.”

Liquidity

On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) against Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of Southland Health Services, Inc., in connection with the entity’s failure to collect and remit employment taxes of approximately $2,800,000, inclusive of penalties and interest. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On September 16, 2005, Sulligent filed a complaint against the Internal Revenue Service in the United States District Court for the Northern District of Alabama requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The Internal Revenue Service has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the IRS to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. If the Internal Revenue Service proceeds to levy against Sulligent’s assets, the act will have an adverse impact on the Company’s financial position. The Company awaits a ruling from the Court on the motion for summary judgment and the motion to permit levy. To prevent this from occurring, and as discussed above, the Company is aggressively pursuing various financing alternatives, the proceeds of which the Company intends to use to satisfy its obligations to the Internal Revenue Service.

On June 21, 2005, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2005 to June 20, 2006 and contains per claim deductible amounts of $350,000.00 with an aggregate stop loss of $1,600,000.00. This policy is supported by a $600,000.00 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $600,000.00 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through June 30, 2006 or 12 months the Company had paid approximately $300,000 in policy administrative cost and approximately $215,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

The Company renewed the policy on June 21, 2006 with U. S. Fire Insurance Company. The Company was required to supply a new Letter of Credit for the new policy year. As requirements for the renewal the Company provided $400,000 additional Letter of Credit in the form of two equal increases to existing Letters of Credit of $200,000 each. The Company placed collateral in the form of a certificate of deposit as support for the $400,000 Letter of Credit obtained to cover the new policy year. The Company funded the additional collateral through its operational cash flow.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

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

Stock Based Compensation. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe that it will impact the Company’s overall results of operations and financial position.

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

Claims Liability and Professional Liability Reserves. We are self-insured up to certain limits for costs associated with workers’ compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. The reserves for workers’ compensation claims are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare. Our reserves for automobile, professional liability claims and general business claims are based on management’s review of historical experience and recent trends. Historical experience and recent trends are the most significant factors in the determination of these reserves. We believe the use of our methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. Our estimates and assumptions have been accurate in the past and our method of determining our estimates and assumptions has been applied consistently, except for a change in September 2005 when we converted to a self-insured style program for workers’ compensation insurance. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

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

Goodwill. Goodwill is not amortized and is required to be tested annually for impairment or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill may be impaired. Goodwill is allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded. Should our business environment or other factors change, our goodwill may become impaired and may result in charges to our income statements that are material.

Off-Balance Sheet Arrangements

On June 21, 2005, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy ran from June 21, 2005 to June 20, 2006 and contains per claim deductible amounts of $350,000.00 with an aggregate stop loss of $1,600,000.00. On June 22, 2006 the Company renewed this policy. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. The Company believes that under the new plan structure it will realize significant savings. Through June 30, 2006 or 12 months the Company had paid approximately $300,000 in policy administrative cost and approximately $215,000 in actual claim losses. On September 30, 2006, US Fire Insurance Company had reserved an additional $220,000 as possible losses on pending claims for the plan year ending June 30, 2006 and approximately $25,000 reserves for the current plan year.

The Company renewed the policy on June 21, 2006 with U. S. Fire Insurance Company. The Company was required to supply a new Letter of Credit for the new policy year. As requirements for the renewal the Company provided $400,000 additional Letter of Credit in the form of two equal increases to existing Letters of Credit of $200,000 each. The Company placed collateral in the form of a certificate of deposit as support for the $400,000 Letter of Credit obtained to cover the new policy year. The Company funded the additional collateral through its operational cash flow.

Under this insurance program, we establish reserves, using actuarial estimates, for all losses covered under the policies As such, we believe our estimates have been accurate in the past. We are not aware of anything that would likely cause these estimates to change materially. To the extent our losses exceed our collateral and assets or the limits of our insurance policies, they will have to be funded by us. If we are forced to satisfy losses that exceed our policy limits we may be forced to liquidate certain material assets to satisfy these obligations. This would have a material adverse effect on the Company’s results of operations and financial condition.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended September 30, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company, our subsidiaries, Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered around its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. Southland Health Services, LLC, Southland Health Services, Inc. and the Company vigorously oppose the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by them. On August 16, 2006, Pacific Capital moved for summary judgment against Southland Health Services, Inc. and Southland Health Services, LLC. This motion was denied by the Law Court for Sullivan County finding that there were a number of genuine issues of material fact. A trial date has not yet been set. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

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

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. The parties await a ruling from the Court on the motion for summary judgment and the motion to permit levy.

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

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On March 3, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the

“Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against the Company, seeking at least $2 million on its claims. On October 30, 2006, the Company responded that because the discovery period is still open the matter should be stayed pending the completion of discovery, that there are genuine issues of material fact concerning the Company’s defenses that preclude the granting of summary judgment, and that GE Capital’s calculations are erroneous. The Court scheduled a hearing on the matter for February 26, 2007, but indicated that it may rule on the filed motion papers beforehand. Both parties have served written discovery in the case.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages.

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

On April 18, 2006, Glenn Crawford filed another complaint in the Circuit Court for Lamar County, Alabama against the Company and Larry N. Lunan. Southland Health Services, Inc. is also named as a plaintiff in that lawsuit. This case was removed to federal court and subsequently dismissed.

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

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of Southland Health Services, Inc., on February 3, 2005, the Company entered into the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated

April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivable. According to GE Capital, the Borrower defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result, GE Capital has filed suit against the Company seeking enforcement of the Tri-Party Agreement (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). As of the date of this filing, the outstanding balances on the GE Line of Credit and GE HealthCare Obligation, according to GE Capital, are approximately $1.1 million and $.3 million, respectively. During fiscal year 2005, the Company made all required payments on the GE Healthcare Obligation. Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc., the Company had no borrowing capability under the GE Line of Credit in 2005. During fiscal year 2005, the Company paid approximately $1.9 million towards the GE Line of Credit. Of the amount paid, approximately $.9 million was paid to GE in the form of fees, penalties and interest and approximately $1.0 million was paid toward principal. During the quarter ended September 30, 2006, the Company paid approximately $42,000 towards the GE Line of Credit and $70,000 towards the GE Healthcare obligation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

*23.1	Report of Independent Certified Public Accountants.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

November 14, 2006	By:	/s/ Larry N. Lunan
Larry N. Lunan President and Chief Executive Officer

November 14, 2006	By:	/s/ T. Alan Walls
T. Alan Walls, Treasurer and Chief Financial Officer (Principal Financial Officer)