Form 10KSB
period 2006-12-31
BAD TOYS Holdings, Inc.
filed 2007-04-18
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

The issuer’s revenues for its most recent fiscal year were $43,545,898. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2007 is $3,730,415. The number of shares outstanding of the registrant’s common stock as of March 31, 2007 was 22,412,818.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BAD TOYS HOLDINGS, INC.

2006 FORM 10-KSB

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

INTRODUCTORY NOTE

On February 1, 2007, Bad Toys Holdings, Inc. ( “Bad Toys” or the “Company”) distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

No consideration was paid for the shares issued in the Spin-Off. Recipients of shares in the Spin-Off included Larry N. Lunan, President, Chief Executive Officer and Chairman of the Board of Directors of the Company and of Southland, T. Alan Walls, Chief Financial Officer of the Company and of Southland, Walter Clanton DuBose, Chief Operating Officer of the Company and of Southland, Roger Warren, member of the Board of Directors of the Company and of Southland, and Clinton Hubbard, member of the Board of Directors of the Company and of Southland.

Southland registered the shares issued in the Spin-Off under the Securities Act of 1933, as amended (the “Act”) on a Registration Statement on Form S-1 (File No. 333-134797) (the “Registration Statement”). As a result of the Spin-Off, Southland’s operating and financial results will be separately reported from February 28, 2007 onward and will be available on the Securities and Exchange Commission’s website at www.sec.gov.

GENERAL

BUSINESS OF THE COMPANY

Company Overview

Bad Toys Holdings, Inc. (“Bad Toys,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all the assets of American Eagle Manufacturing Company Inc., including its California Manufacturing License. While the Company’s Bad Toys Division still constructs and sells motorcycles to dealers nationwide, the Company’s primary source of revenue for the year ended December 31, 2006 is from its former subsidiary, Southland Health Services, Inc., which provides ambulance services.

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts. Effective December 1, 2004, the Company purchased Southland Health Services, Inc. Southland Health Services, Inc., a Florida corporation with corporate offices located in Kingsport, Tennessee and Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance services. The ambulance services are offered under the trade name “Emergystat.”

On February 1, 2007, Bad Toys Holdings, Inc. ( “Bad Toys” or the “Company”) distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Business Segments

The Company operates its business and markets its services under our two business segments: Southland Health Services and Bad Toys. Southland Health Services and its subsidiaries (“Southland Division”) provide emergency and non-emergency medical transportation (ambulance) services in 7 states. Bad Toys and its subsidiaries (“Bad Toys Division”) operate an integrated line of business activities for the motorcycle industry including frame, girder, and component parts manufacturing, manufacturing of production and custom complete motorcycles, manufacture of sprint car chassis, and manufacture of pedal and motorized go carts with styled bodies. Each of these companies also sells retail parts for these specialized auto and leisure areas.

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

BUSINESS UNITS

I. Southland Division-Medical Transportation

Southland operates a medical transportation business with over 858 employees comprised of 457 full-time and 401 part-time employees and provides over 90,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. Southland operates primarily within the southeast region of the United States. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance division operates under the brand name “Emergystat”.

Southland’s revenues for these services are primarily derived from fees charged for medical transportation services pursuant to contracts with governmental entities, hospitals, health care facilities, and other health care organizations. Southland’s revenue under these contracts originates from reimbursements under private insurance programs, government programs such as Medicare and Medicaid, reimbursement from a variety of governmental entities, and from fees paid directly by patients utilizing our services. Southland had $43.3 million and $44.1 million in revenues for 2006 and 2005, respectively. This business unit comprises 99.4% and 98.7% of the Company’s total 2006 and 2005 annual revenues, respectively.

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

•

Long-Term Relationships with Existing Customers. Our long-term, well-established, relationships with communities and healthcare facilities enhances our ability to retain existing customers and obtain new contracts. As a result, we believe we are in an advantageous position at the time of contract renewal, when a community or hospital is faced with a decision whether to retain its existing provider or explore other alternatives.

•	Focus on Risk Management. Our risk/ safety program is aimed at reducing worker injuries through training and improved equipment and increasing vehicle safety through the use of technology.

•

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

Industry Overview

According to the 2006 Annual Report of the Board of Trustees, Federal Hospital Insurance and Federal Supplementary Medical Insurance Trust Funds, in 2005 42.5 million people were covered by Medicare: 35.8 million aged 65 and older, and 6.7 million disabled. Total benefits paid in 2005 were $330 billion. Income was $357 billion, expenditures were $336 billion and assets held in special issued U.S. Treasury securities grew to $310 billion. Expenditures of Medicare’s Hospital Insurance (HI) Trust Fund were projected to exceed taxes and other dedicated revenues in 2006. The Trustees project that growing deficits will exhaust HI trust fund reserves in 2018, under current financing arrangements.

An annual government analysis of healthcare spending indicates that outlays for healthcare rose only 6.9% in 2005, continuing a three-year slow-growth trend. Total U.S. healthcare spending reached almost $2 trillion, or $6,697 per person, but this reflects the slowest growth in outlays since 1999, when “enrollment in more tightly managed care plans peaked,” according to analysts at the Centers for Medicare and Medicaid Services (CMS).

A key factor that slowed spending was weaker growth in outlays for prescription drugs. Drug spending rose just 5.8% to $200.7 billion, a dramatic deceleration from a peak growth rate of 18.2% in 1999. The report attributes this slowdown to more generic drug prescribing, as insurers set high copays for brand-name drugs and expanded tiered formularies. Drug prices rose 3.5% overall: a 6% rise in brand-name prices, offset by a continued shift to less-expensive generic products.

Slower increases in provider spending also moderated Medicare outlays, which rose 9.3% to reach $342 billion in 2005, according to the CMS. However, CMS data indicates big growth in outlays for the Medicare Advantage (MA) program (up 19.8%) due to recent legislation raising MA plans payments and expanding plan coverage. Enrollment in MA plans rose 7% in 2005 after stabilizing in 2004 following several years of decline.

CMS report stated that between 2006 and 2016, there is a projected spending growth rate of 6.9%. In 2006, Medicare spending was expected to reach $417.6 billion, but this will more than double by 2016 to $862.7 billion.

According to the Centers for Medicare and Medicaid Services, or CMS, U.S. spending on healthcare in 2004 was $1.9 trillion, or $6,280 per person, compared to $1.7 trillion in 2003. Health spending rose 7.9 percent in 2004, slower than the 8.2 percent growth in 2003 and 9.1 percent growth in 2002. The Health spending share of GDP grew 0.1 percentage point to 16.0 percent in 2004. This was a smaller increase than experienced in recent years as economic growth in 2004 grew at its fastest rate since 1989. The Centers project that healthcare spending will be approximately $2.01 Trillion in 2005 and $2.16 Trillion in 2006.

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

Counties and municipalities sometimes require us to provide a surety bond or other assurance of financial and performance responsibility. We may also be required by law to post a surety bond as a prerequisite to obtaining and maintaining a license to operate. As a result, we have a portfolio of surety bonds which is renewed annually.

Employees

At December 31,2006 and 2005, we employed approximately 858 employees comprised of 457 full-time and 401 part-time employees.

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

Additionally, we strive to implement rate increases in order to meet escalating costs of delivering high-quality services. In locations where we experience a rise in levels of uncompensated care, we also seek subsidies to offset the cost of providing service to uninsured or economically disadvantaged patients. We will continue to seek same-service-area growth opportunities in fiscal year 2007.

Reducing Bad Debt Expense

We continued to develop and implement initiatives to enhance billing and collections results. In fiscal 2006 and 2005, we worked to further streamline our overall ambulance billing processes and to improve related performance. Improvements in fiscal 2006 included programs designed to expedite the timely filing of ambulance claims and to create added controls over the day-to-day flow of aging claims. Additionally, significant attention was placed on improving the return on certain Medicare accounts which become difficult to collect. Ongoing programs target improvements to our field documentation procedures and pre-screening non-emergency medical transportation requests to ensure patients’ conditions meet medical necessity standards. We also placed a high priority on submitting ambulance claims electronically in order to expedite payment and maximize the efficiencies afforded by such systems.

Improving Work Place Safety to Generate Cost Savings from Reduced Insurance Claims

We have consistently placed workplace health and safety among our highest priorities, and that effort has been redoubled in recent years due, in part, to escalating insurance costs. We believe in creating a culture among our work force that encourages and demonstrates a committed approach to workplace health and safety. In fiscal 2004, we implemented a variety of safety initiatives that supported this commitment. New programs included enhanced facility audits, additional accident reporting guidelines, introduction of an employee/risk-management hotline, an enhanced patient care quality assurance program and an in-depth loss data report that can be utilized by regional managers to identify trends in their areas. We will continue to search out and implement innovative ways to reduce our insurance claims and improve the overall safety of our work environment in fiscal 2006.

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

Risk Management

We are committed to the safety of our employees and the patients and communities we serve. Our Safety Program is built upon five important components:

Selecting highly qualified employees,

•	Providing exemplary safety policies and programs to control losses,

•	Effective training and education programs,

•	Accountability of management and employees for safety of the operation, and

•	Continuous review of new opportunities and existing programs for improvement

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

Specifically, but without limitation, we are subject to the following laws and regulations.

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

The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following civil and criminal penalties: (1) civil money penalties for HIPAA privacy violations are $100 per incident, to a maximum of $25,000, per person, per year, per standard violated; (2) a person who knowingly and in violation of the HIPAA privacy.

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

In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule requires covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies ( i.e. , no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality, and availability. The Company believes reasonable steps to comply with these standards.

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

Motorcycle Industry

The sales numbers for 2006 show a modest increase in overall motorcycle sales, which totaled 1,022,332 (Including scooter, street, dual sport and off-road types). This compares to 1,009,588 in 2005 for an increase of 1.3%.

	2005	2006	% Change
Scooter	56,899	54,268	- 4.6%
Street	646,097	680,679	+ 5.4%
Dual Sport	29,610	35,245	+19.0%
Off-Road	276,982	252,140	- 9.0%
Total	1,009,588	1,022,332	+ 1.3%

The big surprise is the drop in scooter sales, which have been predicted to rise, based on the increased fuel prices in the U.S. The dual sport category is also interesting, with another big increase in 2006. If ATV sales (747,581, a decrease of 4.2% from 2005) are factored in, total sales dropped for the first time in 14 years of consecutive growth (18 brands included).

However, the growth in street bike sales does continue the 14 year trend. Other statistics reported by the Motorcycle Industry Council include an estimate of 8,802,000 motorcycles in use in the U.S. in 2003, the latest year for which figures are available. About 76% of these motorcycles are in the over 749cc category and 16% are 450 to 749cc’s.

The largest number of motorcycles are in California, Texas, Florida, Pennsylvania and New York, with 33% of the total motorcycles in use in 2003. You may think that the West Coast has the largest number of motorcycles, with 2,187,100, but the South beats this with 2,645,100 (although this is a somewhat meaningless number due to the arbitrary numbers of states in each region).

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

According to the SEMA Hot Rod Industry Report, the Street Rod and Custom Market 2005, retail sales for street rod and customs specialty equipment products reached $954 million and manufacturer sales were $325 million. In this case, street rod is defined as 1948 and older model-year vehicles, and customs include 1949 through early 1970’s vehicles. Retail sales experienced a 55.7% increase between 1997 and 2005, with the largest year-to-year change occurring between 2003 and 2004 at 7.1%. The Restoration Market experienced growth as well. Sales at the retail level reached $1.33 billion in 2005, with sales at the manufacturer level reaching $450 million. Retail sales grew 54.7% from 1997 to 2005, with the largest year-to-year change occurring between 2003 and 2004, with an increase of 8.8%. Manufacturing sales from street performance related products grew from $640 million in 2003 to $690 million in 2005.

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

Since 1990 the specialty automotive equipment market has experienced an average annual growth rate of 7.55 percent. During the same time frame the overall automotive aftermarket grew by an average of 4.2 percent per year, and U.S. Gross Domestic Product (GDP) showed an average annual growth of 2.57 percent.

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

SOUTHLAND DIVISION

As of December 31, 2006, we owned three small facilities and leased sixty-two facilities. All of these facilities are used by the Company to provide ambulance services in the seventy counties in which we operate. Our aggregate monthly rent for these facilities is approximately $40,000. The Company also leases a 15,000 square foot facility in Vernon, Alabama which contains Southland’s corporate headquarters and its billing, dispatch, accounting and administration departments.

BAD TOYS DIVISION

As of December 31, 2006, we leased space for our retail and manufacturing operations at a single facility in a specially designed 3,000 square-foot retail and service building. The retail facility is located at 2046 West Stone Drive, Kingsport, Tennessee 37660. Our monthly rent is $2,155 for this facility.

On March 10, 2006, we leased a 14,501-square-foot manufacturing facility in Oceanside, California for our American Eagle Manufacturing Company operations. Our monthly rent for this facility is $11,481.

In February 2006, we entered into a new lease for a 16,000 square foot facility in Gallatin, Tennessee for our Gambler Motorcycle Company operations. The lease includes a purchase option on the facility for $450,000. Our monthly rent for this facility is $5,200. The facilities are in areas which can accommodate both retail and distribution to dealers.

Our Bad Toys division does not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. The Company vigorously opposes the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by it. On August 16, 2006, Pacific Capital moved for summary judgment against Southland Health Services, Inc. and Southland Health Services, LLC. This motion was denied by the Law Court for Sullivan County finding that there were a number of genuine issues of material fact. Further, Defendant Joe Cerone has moved to consolidate this action with the action of Bad Toys Holdings, Inc. v. Glenn Crawford, et. al. This hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has stayed further proceedings in this matter against Defendant Cerone. Pacific Capital has filed a motion for relief from the stay in the bankruptcy court—this motion is scheduled to be heard in March 2007. A trial date has not yet been set. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s former subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. Med Express is a subsidiary of Southland Health Services, Inc., a former subsidiary of the Company. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of Southland Health Service, Inc. by the Company. Southland Health Services, Inc. is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to Southland Health Services, Inc. based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State individuals are working together to resolve the statistical sample matters. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a former subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to

26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. On March 7, 2007, the Court granted the Internal Revenue Services’ Motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy Sulligent’s assets to satisfy the above-described the deficiencies.

Cornell Capital Partners, L.P. v. Bad Toys Holdings, Inc., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The complaint also alleges that the Company owes Cornell interest, attorneys’ fees and costs pursuant to certain contracts, which could amount to more than the alleged debt. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. The Company cannot predict what will be the outcome of the litigation.

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On March 3, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of its former subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”), under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against the Company, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the Company deposed GE Capital. On February 26, 2007, the Court heard oral argument on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452, and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages. Defendant Joe Cerone has moved to consolidate this action with the action of Pacific Capital, L.P. v. Emergystat, Inc., et. al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has put an automatic stay on further proceedings in this matter.

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company, Southland Health Services, Inc., Emergystat of Sulligent, Inc., Larry N. Lunan and several other defendants alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. The claims were dismissed pursuant to the forum selection clause contained in the Capital Stock Purchase Agreement.

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

	High Price	Low Price
Quarter Ended December 31, 2006	$0.68	$0.46
Quarter Ended September 30, 2006	$1.25	$0.56
Quarter Ended June 30, 2006	$1.89	$0.71
Quarter Ended March 31, 2006	$2.48	$1.26
Quarter Ended December 31, 2005	$1.65	$0.53
Quarter Ended September 30, 2005	$0.91	$0.42
Quarter Ended June 30, 2005	$0.55	$0.35
Quarter Ended March 31, 2005	$1.20	$0.32

(b) Holders of Common Stock

As of March 31, 2007, we had approximately 252 holders of record of our common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

(c) Dividends

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the Company’s financial condition, results of operations and other factors which the Board of Directors will consider.

On February 1, 2007, the Company distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate,

21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007. No consideration was paid for the shares issued in the Spin-Off. Recipients of shares in the Spin-Off included Larry N. Lunan, President, Chief Executive Officer and Chairman of the Board of Directors of the Company and of Southland, T. Alan Walls, Chief Financial Officer of the Company and of Southland, Walter Clanton DuBose, Chief Operating Officer of the Company and of Southland, Roger Warren, member of the Board of Directors of the Company and of Southland, and Clinton Hubbard, member of the Board of Directors of the Company and of Southland. Southland registered the shares issued in the Spin-Off under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (file no. 333-134797).

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning the number of shares of our common stock which may be issued under all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	(1)	None	0
Total	(1)	None	0

(1)	The Company registered 2,500,000 shares of its common stock, $.001 par value, on Form S-8 on October 25, 2006, pursuant to the Company’s 2006 Stock Compensation Plan (the “Plan”). The purpose of the Plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress and earning power of the Company and to provide incentives to employees and directors by offering them an opportunity to acquire a proprietary interest in the Company. As of December 31, 2006, 755,000 shares have been issued under our 2006 Stock Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INFORMATION RELATEDTO FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS—YEAR ENDING DECEMBER 31, 2006 AND 2005

Revenues

Total revenues were $43.5 million for the year ended December 31, 2006 compared to $44.7 million for the year ended December 31, 2005. This decrease of $1.2 million is due to the Company terminating its operations in certain non-profitable areas served by the Southland division, as well as a reduction in sales in the Company’s Bad Toys division. Southland’s revenues were $43.3 million of the Company’s total revenues for the year ended December 31, 2006 and $44.1 million of the Company’s total revenues for the year ended December 31, 2005. The sales and related services of the Company’s Bad Toys’ division accounted for only $.2 million of total revenues in 2006 and $.6 million of total revenues in 2005.

Operating Cost

The increase in the Company’s operating cost for the year ended December 31, 2006 as compared to the year ended December 31, 2005, in the amount of $1.3 million is due principally to increase in wages, fuel costs and increased legal fees associated with the Company’s filing of a registration statement with the Securities and Exchange Commission necessary to complete the spin-off of Southland Health Services, Inc.

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $8.1 for the year ended December 31, 2006, as compared to $9.4 for the year ended December 31, 2005. This decrease of $1.3 is due to expanded collection efforts during 2006.

Net Income/Loss

Net Income was $50,000 for the year ended December 31, 2006 compared to net income of $3.9 million for the year ended December 31, 2005. This decrease of $3.8 million is primarily related to increase in operational costs, particularly in the areas of overtime, fuel and insurance which increased $1.3 million from 2005 to 2006 and write down of investment $1.9 million related to the Company’s investment in No Borders, Inc. During the fourth quarter of 2006, the Company implemented changes to shift scheduling and wage cost reductions anticipated to reduce wage costs by approximately $2 million annualized. The shortage of paramedics in some of the geographic areas contributed to the increase wage costs in 2006. In 2006, the Company hired a new Vice President of Human Resources to aid in this and other personnel issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $130,000 for the year ended December 31, 2005 to $70,000 for the year ended December 31, 2006. The decrease in cash and cash equivalents is attributable to the Company’s lack of a normal operating line of credit and increased legal fees associated with the Company’s filing of a registration statement with the Securities and Exchange Commission necessary to complete the spin-off of Southland Health Services, Inc. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from its operations, as the Company currently does not have a normal operating line of credit. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the IRS and GE Capital. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure an asset based line of credit or an alternative funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s motorcycle division is currently operating on a negative cash flow basis. Although management expects it to turn positive during the second half of 2007 with the infusion of approximately $500,000 to $1,000,000 in working capital. There can be no assurances the Company will secure this working capital by loan or equity investment.

The Company expects to continue its improved cash collections and intense management of collections over the next twelve months in the ambulance service segment. The Company plans also include expansion via acquisition of ambulance service companies as well as additional new provider contracts.

Fiscal Year 2006

Operating Activities. Net cash generated by continuing operations operating activities was $4.2 million in 2006. Contributing to the generation of cash from operating activities during 2006 was net income from continuing operations of $50 thousand, depreciation and amortization of $.9 million, a write down of investments of $1.9 million and an increase in working capital accounts of $1.2 million. In general, the Company saw accounts receivable collections increase due primarily to its focus on improved processes and collections and a reduction in accounts payable primarily due to timing of payments.

Investing Activities. Investing activities related to continuing operations used $2.6 million in 2006. In 2006, the Company made capital expenditures of $1 million consisting of $.9 million used in the procurement of new ambulances for its Southland operations and the balance for productivity improvements and for system and facility costs.

Financing Activities. In 2006, the Company used $1.7 million of net cash in financing activities. The Company retired approximately $1.4 million of its outstanding principal debt. The Company also paid back loans from its largest shareholder in the net amount of $.25 million.

Fiscal Year 2005

Operating Activities. Net cash generated by continuing operations operating activities was $5.7 million in 2005. Contributing to the generation of cash from operating activities during 2005 was net income from continuing operations of $3.9 million, depreciation and amortization of $.7 million, and an increase in working capital accounts of $1.0 million. In general, the Company saw accounts receivable collections increase due primarily to its focus on improved processes and collections and a reduction in accounts payable primarily due to timing of payments.

Investing Activities. Investing activities related to continuing operations used $2.2 million in 2005. In 2005, the Company made capital expenditures of $1.3 million consisting of $.9 million used in the acquisition of its Gambler operations, $.4 million used in the procurement of new ambulances for its Southland operations and the balance for productivity improvements and for system and facility costs.

Financing Activities. In 2005, the Company used $3.6 million of net cash in financing activities. The Company retired approximately 4.7 million of its outstanding principal debt. These payments were offset by borrowings of approximately $.7 million and proceeds of approximately $.4 million received from the sale of stock.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of its former subsidiary, Southland Health Services, Inc., on February 3, 2005, the Company allegedly guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower allegedly defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the alleged default, GE Capital has filed suit against the Company seeking enforcement of its alleged guaranty of these obligations (for a further discussion, please see the section entitled “Part I, Item 3, Legal Proceedings”). On or about February 26, 2007, the Court granted GE Capital’s Motion for Summary Judgment against the Company in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

Since the GE Line of Credit was in forbearance at the time the Company acquired Southland Health Services, Inc. in 2004, the Company had no borrowing capability under the GE Line of Credit in 2006. While the Company is disappointed in the outcome of the litigation, the Company continues to believe that the short term impact on its cash flow will be positive as it currently does not have the obligation to pay the excessive forbearance fees, legal fees, penalties, and interest it paid during fiscal 2005.

As previously stated, the Company is in negotiations and if successful will enter into a new asset-based line of credit, whose proceeds in part will be used to satisfy the judgment obtained by GE Capital.

Standby Equity Distribution Agreement. On June 2, 2004, we entered into an Equity Distribution Agreement (“SEDA”) with Cornell Capital Partners. Under the Equity Distribution Agreement, we may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $12,000,000. The purchase price for the shares is equal to 98% of their market price, which is defined in the Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance we will receive from Cornell Capital Partners is subject to a maximum advance amount of $225,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners will pay us 98% of, or a 2% discount to the lowest volume weighted average price of the common stock during the five consecutive trading day period immediately following the notice date. In 2005, the Company received approximately $1.2 million from Cornell Capital Partners. In 2005, the Company paid approximately $.4 million to Cornell Capital on its outstanding debt obligations. The Company did not borrow or repay any amounts to Cornell Capital during the year ended December 31, 2006. Pursuant to the terms of the SEDA, the agreement terminated on August 2, 2006. As noted in this report on Form 10-KSB, Cornell Capital has filed suit against the Company seeking repayment of two promissory notes issued in connection with the SEDA. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Equity Distribution Agreement. For a further discussion, please see the section entitled “Part I, Item 3, Legal Proceedings.”

Liquidity

The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a former subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. On March 7, 2007, the Court granted the Internal Revenue Service’s Motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy on Sulligent’s assets to satisfy the above-described tax deficiencies.

In addition to the foregoing proceeding, the Internal Revenue Service also assessed Sulligent with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 31, 2005 and March 31, 2006. On July 5, 2006, the IRS sent Sulligent a Notice of Intent to Levy in connection with the assessment. Shortly thereafter, Sulligent filed a Collection Due Process request in response to the proposed levy. On October 19, 2006, the IRS issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330 in response to Sulligent’s Collection Due Process Request. Pursuant to the notice, the IRS advised Sulligent that it would not be eligible for collection alternatives and that the IRS could proceed to levy against Sulligent’s assets. On November 20 2006, the period under which Sulligent could request a review of the IRS’s collection actions expired. As such, the IRS also may levy Sulligent’s assets to satisfy the above-described tax deficiencies.

In total, the Internal Revenue Service has assessed Sulligent with a deficiency of approximately $5,800,000 and may levy Sulligent’s assets to satisfy this deficiency. The Company is treating this matter very seriously and is working aggressively with the Internal Revenue Service to resolve this matter. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the Internal Revenue Service and GE Capital. However, if the Company cannot secure a funding source to retire the indebtedness to the IRS and the IRS proceeds to levy, Sulligent may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

Liquidity And Proposed Plans For The Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the Internal Revenue Service and GE Capital. However, no assurances can be given as to the outcome of these negotiations.

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

Off Balance Sheet Arrangements

LETTER OF CREDIT

In September 2006, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank.

WORKER COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

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

Pollard-Kelley Auditing Services, Inc.
Auditing Services	4500 Rockside Road Suite 450, Independence, OH 441313 330-836-2588

Report of Independent Registered Public Accounting Firm

Board of Directors

Bad Toys Holdings, Inc and Subsidiaries

We have audited the accompanying balance sheets of Bad Toys Holdings, Inc and Subsidiaries as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio

March 22, 2007

34

ITEM 7.	FINANCIAL STATEMENTS

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash	$74,216	$125,696
Investments	1,002,000	2,135,530
Accounts receivable - Trade	10,854,563	9,546,170
Inventory	1,387,887	807,409
Prepaid expenses	575,832	310,973

TOTAL CURRENT ASSETS	13,894,498	12,925,778

FIXED ASSETS
Buildings	471,581	499,958
Furniture & fixtures	188,703	176,730
Equipment	3,069,476	2,989,468
Vehicles	4,693,698	3,786,148
Leasehold improvements	127,758	116,560

	8,551,216	7,568,864
Less: Accumulated depreciation	(4,964,487)	(4,125,509)

	3,586,729	3,443,355

OTHER ASSETS
Prepaid insurance and deposits	732,559	333,745
Notes receivable	6,076,277	4,881,905
Other assets	194,846	435,732
Loan to Shareholder	—	—
Prepaid stock expense	683,048	258,048
Deferred tax benefit	—	326,869
Goodwill - Investment in contracts	230,780	230,780

	7,917,510	6,467,079

	$25,398,737	$22,836,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
CURRENT LIABILITIES
Accounts Payable	$1,389,374	$710,792
Accounts receivable line of credit	1,245,908	1,329,455
Bank overdrafts	1,380,353	757,352
Accrued wages	245,289	519,526
Accrued and withheld taxes	8,932,468	6,007,368
Other liability	406,876	383,066
Deferred Tax Liability	73,100	—
Note Payable	698,721	698,721
Current portion of Notes payable	741,521	1,643,920

TOTAL CURRENT LIABILITIES	15,113,610	12,050,200

Long-term Debt
Notes payable	1,044,440	1,509,658
Notes payable - officer	1,711,330	1,966,717

	2,755,770	3,476,375

TOTAL LIABILITIES	17,869,380	15,526,575

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	222,628	190,928
Additional contributed capital	7,169,073	6,781,573
Stock warrants	—	250,000
Retained deficit	1,751,661	(225,623)
Accumulated other comprehensive loss	(2,432,893)	(506,129)

	7,529,357	7,309,637

	$25,398,737	$22,836,212

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Years Ended December 31, 2006 and 2005

	Three Months Ended December 31,		Year to Date December 31,
	2006	2005	2006	2005
REVENUES	$10,589,979	$10,612,522	$43,545,898	$44,666,730

EXPENSES
Payroll and employee benefits	5,481,104	6,344,619	22,176,191	21,401,196
Provision for doubtful accounts	2,090,022	2,344,604	8,145,133	9,359,446
Depreciation and amortization	284,774	265,499	870,785	675,976
Other operating expense	3,021,674	826,939	10,239,678	8,741,808

	10,877,574	9,781,661	41,431,787	40,178,426

OPERATING INCOME/(LOSS)	(287,595)	830,861	$2,114,111	$4,488,304

OTHER INCOME/(EXPENSE)
Interest income	77,128	507,601	270,396	551,739
Interest expense	(187,680)	(491,695)	(604,668)	(1,403,887)
Miscellaneous	(9,196)	218,127	842,298	218,128

Total Other Income/(Expense)	(119,748)	234,033	508,026	(634,020)

TAX BENEFIT/(PROVISIONS)	308,175	2,081	(644,853)	2,081

NET PROFIT/LOSS from operations	(99,168)	1,066,975	1,977,284	3,856,365

COMPREHENSIVE INCOME—Net of tax
Unrealized loss on securities	(1,926,764)	—	(1,926,764)	—

NET COMPREHENSIVE INCOME/(LOSS)	$(2,025,932)	$1,066,975	$50,520	$3,856,365

NET INCOME/(LOSS) from operations per share	$(0.00)	$0.06	$0.10	$0.23
COMPREHENSIVE (LOSS)per share	$(0.09)	$—	$(0.09)	$—
NET COMPREHENSIVE INCOME/(LOSS)per share	$(0.10)	$0.06	$0.00	$0.23
Average shares outstanding	20,563,559	16,557,279	20,563,559	16,557,279

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	Accumulated Other Comprehensive Income	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance December 31, 2004	818,888	$818,888	15,313,900	$153,139	$5,784,442	$1,150,000	$(4,081,988)	$(506,129)	$3,318,352

Conversion of Debt to Common stock	—	—	2,500,000	25,000	225,000		—	—	250,000
Stock sales	—	—	733,118	7,331	392,669		—	—	400,000
Stock issued for services	—	—	325,000	3,250	159,250		—	—	162,500
Purchase adjustment			220,800	2,208	220,212	(900,000)			(677,580)
Net other comprehensive income	—	—		—	—		3,856,365		3,856,365
Balance December 31, 2005	818,888	818,888	19,092,818	190,928	6,781,573	250,000	(225,623)	(506,129)	7,309,637

Stock issued for services	—	—	50,000	250	24,750		—	—	25,000
Conversion of Debt to Common stock			2,500,000	25,250	224,750				250,000
Conversion of Debt to									—
Common stock	—	—	100,000	1,000	9,000				10,000
Stock issued for services	—	—	520,000	5,200	129,000				134,200
Stock issued for services	—	—							—
Other comprehensive loss on investments								(1,926,764)	(1,926,764)
Purchase adjustments						(250,000)			(250,000)
Net other comprehensive income	—	—					1,977,284		1,977,284

Balance December 31, 2006	818,888	818,888	22,262,818	222,628	7,169,073	—	1,751,661	(2,432,893)	7,529,357

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Years Ended December 31, 2006 and 2005

	Three Months Ended December 31,		Year to Date December 31,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	($2,025,932)	$1,066,975	$50,520	$3,856,365
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	284,774	265,499	870,785	675,976
Stock for services	134,200	100,000	159,200	162,500
Write down of investment	1,926,764	—	1,926,764	—

Changes in Assets and Liabilities
Accounts receivable	283,677	23,849	(1,308,393)	(402,631)
Inventory	(209,873)	30,926	(580,478)	(44,897)
Prepaid expenses	(827,523)	(173,626)	(663,673)	1,098,442
Accounts payable	378,003	(964,156)	678,582	(466,599)
Accrued wages	—	272,986	(274,237)	(332,401)
Increase in Other assets	(85,893)	—	(85,983)	(249,624)
Accrued, other liabilities and withheld taxes	1,135,490	427,374	3,460,708	1,415,464

CASH FLOWS FROM OPERATING ACTIVITIES	$993,687	$1,049,827	4,233,795	5,712,595
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(285,960)	(254,907)	(982,352)	(1,257,829)
Increase in Notes receivable	(447,850)	(6,501)	(1,194,372)	(235,292)

Purchase of Investments	—	(709,622)	(402,000)	(709,622)

CASH FLOWS FROM INVESTING ACTIVITIES	(733,810)	(971,030)	(2,578,724)	(2,202,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments/proceeds on loan notes	(368,028)	(1,029,467)	(1,451,164)	(4,728,904)
Proceeds from Shareholder
Debt - Net	98,965	116,895	(255,387)	700,340
Proceeds from sale of stock	—	—	—	400,000

CASH FLOWS FROM FINANCING ACTIVITIES	(269,063)	(912,572)	(1,706,551)	(3,628,564)

NET CASH INCREASE	($9,186)	($833,775)	(51,480)	(118,712)
CASH AT BEGINNING OF PERIOD	83,402	959,471	125,696	244,408
CASH ACQUIRED	—	—	—	—

CASH AT END OF PERIOD	$74,216	$125,696	$74,216	$125,696

Cash paid for interest	$187,680	$378,244	$604,668	$1,238,571

See accompanying notes and accountant’s report.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

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

Nature of Operations

The Company operates two divisions during fiscal year 2006. On December 26, 2004 but effective December 1, 2004, the Company purchased Southland Health Services, Inc, which provides ambulance services in seven states. The Southland Division provides emergency and non-emergency ambulance services in seven Southeastern states. The Bad Toys Division manufactures and retails units and component parts in the motorcycle, hot rod and sprint car industries.

Southland Healthcare Services, Inc. (“Southland”) is a regional medical transportation provider. Southland Health Services, Inc. a Florida corporation, with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance service and related medical transportation services such as wheelchair van and stretcher van service. At June 30, 2006, we employed approximately 927 full-time and part-time employees. Southland provides over 130,000 medical transports annually. Southland currently serves approximately 200 communities in 7 states. The Company operates primarily within the southeast region of the United States. Southland operates in Mississippi, Alabama, Louisiana, Florida, Tennessee, Virginia and Kansas. Southland intends to develop and expand contractual relationships in current and new markets. The ambulance operations operate under the brand name “Emergystat”. During fiscal 2005, the Company provided emergency medical services to approximately 105,000 patients in more than 200 communities. Southland Health Services, Inc. Form S-1 was approved by the Securities and Exchange Commission on January 8, 2007. On February 1, 2007, the Company issued a dividend of 75% of the Southland common stock to the Company shareholders to “spin off” the Southland division.

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. We write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. Approximately $1.7 million of accounts receivable represents an estimated value of charged off accounts receivable and $750 thousand represents accounts receivable from the Federal Emergency Management Agency (FEMA) for services provided during the after effects of the hurricanes the past few years.

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

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

Notes Receivable

Substantially all of the monies classified as Notes Receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. The balance of the note at December 31, 2006 was $6,076,277 and at December 31, 2005 was $4,881,905.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

Goodwill—Intangibles

Goodwill—Intangible assets are recorded as investments in contracts, which are associated with the purchase of contracts of Southland Health Services, Inc. in specific operating areas and goodwill associated with the purchase of the assets of American Eagle Manufacturing Company, Inc. The goodwill recorded for these transactions during 2004 was $4,004,288. The goodwill associated with the transaction with Southland Health Services, Inc. was adjusted pursuant to the terms of the Capital Stock Purchase Agreement dated December 26, 2004, effective December 1, 2004, to zero. See also Note 8 and 9. The goodwill balance at December 31, 2006 and 2005 is $230,780 and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase. This balance is reviewed by management annually to determine impairment.

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the years ended December 31, 2006 and 2005.

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

Income Tax Valuation Allowance

The Company has net deferred tax liabilities resulting from book and tax depreciation differences as of December 31, 2006. The Company had deferred tax assets as of December 31, 2005. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

Contingencies

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

Intangible Assets

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

NOTE 2. INVENTORY:

	December 31, 2006	December 31, 2005
Raw material	84,230	75,062
Product for resale	480,286	137,982
Work in process	179,901	111,020
Finished goods	643,470	483,345

Total	1,387,887	807,409

NOTE 3 – ACCRUED AND WITHHELD TAXES

At December 31, 2006 and December 31, 2005 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. In 2006, the overall outstanding payroll taxes payable to the IRS and states increased by approximately $2,900,000 from the balance as of December 31, 2005. In 2005, the overall outstanding payroll taxes payable to the IRS increased by approximately $1,400,000 from the balance as of December 31, 2004. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

NOTE 4 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Ambulance financing	1,271,681	1,585,991
Acquisition debt	494,612	1,555,131
A/R Financing	1,245,908	1,329,455
All other debt	718,389	711,177

Total	3,730,590	5,181,754
Less Current Portion	(2,686,150)	(3,672,096)

Total Long Term Debt	1,044,440	1,509,658
Note Payable Officer	1,711,330	1,966,717

Total Notes Payable—Long Term	2,755,770	3,476,375

Long-term debt maturities are as follows:

Year 1	$3,156,551	$3,687,070
Year 2	325,210	954,741
Year 3	157,734	522,884
Year 4	81,166	17,059
Year 5	$9,929

	$3,730,590	$5,181,754

The Company has entered into various installment notes for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2006 and 2005, the Company was current on all payments on these notes. The balance of these notes was $1,271,681 and $1,585,991 at December 31, 2006 and 2005, respectively.

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at December 31, 2006 and 2005 is $698,721.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. is $494,612 and $1,555,131, at December 31, 2006 and December 31, 2005, respectively. Included in our acquisition debt is Southland Health Services, LLC transaction whereby Southland Health Service, LLC purchased certain assets and assumed certain liabilities associated with those assets. This transaction included a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, on December 26, 2004 but effective December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc. The Southland Health Service, Inc. acquisition included a series of promissory notes totaling $3,404,000. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is prime rate plus 1%. These notes are subordinated to GE Capital and the Internal Revenue. Certain cash payments made to the sellers have been applied to the note balances. See also Note 1, management restatement of the purchase price section.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at December 31, 2006 and 2005. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2006, $260,000 of this debt was converted to 2,600,000 shares of common stock. During 2005, $250,000 of this debt was converted to 2,500,000 shares of common stock. The balance outstanding was $1,711,330 and $1,966,717 at December 31, 2006 and 2005, respectively.

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5% originally issued in 2003. The line of credit is secured by the Company’s accounts receivable and other Company assets. On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to guarantee the performance of the Borrower. See Note 9 for a further description of this matter.

NOTE 5 – RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1)	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2)	The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 6 – LEASING ARRANGEMENTS

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. These leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $654,664 and $616,231 for the year ended December 31, 2006 and 2005, respectively.

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

Future minimum lease payments are as follows:

Year	Amount
2007	$896,400

2008	$324,000

2009	$324,000

2010	$324,000

2011	$120,000

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at December 31, 2006 and 2005.

Common Stock

There were 22,262,818 and 19,092,818 shares outstanding at December 31, 2006 and December 31, 2005, respectively.

NOTE 8 – ACQUISITIONS

On August 9, 2004, the Company entered into a Capital Stock Purchase agreement acquiring approximately 73% of the outstanding common stock of American Eagle Manufacturing Co. (“American Eagle”). The total purchase price of the stock was $4,250,000 with certain adjustments to the purchase price if the equity of the American Eagle was less than $2,414,839 on date of closing. On the date of closing, the equity of American Eagle was less than $2,414,839; accordingly, the purchase price was adjusted downward. The total amount of the note ultimately issued in exchange for the shares was $2,533,544. The transaction was recorded as investment – American Eagle. The note is due in $500,000 installments due in six-month intervals over the two-year life of the loan. The current portion due December 31, 2004 was $500,000. On October 21, 2004 American Eagle entered into a Share Exchange Agreement with No Borders whereby 40,000,000 shares of American Eagle’s common stock was exchanged for all the outstanding shares of No Borders, Inc. The Company owned 3,034,000 shares of American Eagle at the time of the Share Exchange Agreement. The transaction was recorded as a reverse purchase by No Borders, Inc. The Company formed a new Nevada corporation, American Eagle Manufacturing Company, Inc., a wholly owned subsidiary of the Company, to own and operate the business of American Eagle.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

On October 22, 2004, the Company entered into an Asset Purchase Agreement whereby it purchased all the assets and assumed certain liabilities of American Eagle associated with the motorcycle business activities for 1,818,000 shares of its common stock. The transaction was valued at $769,000 based on the net asset value acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$503,056
Inventory	954,138
Equipment	401,847
Other assets	25,354

Total assets acquired	$1,884,395
Current liabilities	410,395
Long-term debt	705,000

Total liabilities assumed	$1,115,395

Net Assets acquired	$769,000

On December 1, 2004, the Company entered into a binding letter of intent to acquire 100% of the outstanding common stock of Southland Health Services, Inc. The binding letter of intent has restrictive covenants which removed the extraordinary shareholder rights of the selling shareholders. It required written approval from the Company for any transactions beyond normal operations. On December 26, 2004 the Company executed a definitive Capital Stock Purchase agreement to acquire 100% of the outstanding common stock of Southland Health Services, Inc. Upon closing, the Capital Stock Purchase Agreement transferred the stock of Southland Health Service, Inc. to the Company effective December 1, 2004. On February 2, 2005, the Capital Stock Purchase agreement was amended due to misrepresentations of the sellers as to the level of payroll taxes payable discovered in January 2005. The purchase price was recorded at $5,271,600 comprised of 1,840,000 shares of the Company’s restricted common stock, 2,300,000 stock warrants with an exercise price of $.50 per share, and $3,404,000 of notes payable. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is Prime Rate plus 1%. These notes have been adjusted pursuant to the Capital Stock Purchase Agreement and are subordinate to the Internal Revenue Service and the note to General Electric Capital Corporation. The common stock was valued at its estimated fair market value as a discount of its trading value and the common stock warrants were valued based on estimated fair value as a discount of the fair market price of common stock.

During 2005, in accordance with the provisions of the Capital Stock Purchase Agreement, the Company adjusted its recording of this transaction to a revised purchase price of $1,059,600 comprised of 1,840,000 shares of the Company’s restricted common stock and 543,478 stock warrants with an exercise price of $.50 per warrant. The common stock was valued at its estimated fair market value as a discount of its trading value and the common stock warrants were valued based on estimated fair value as a discount of the fair market price of common stock. See also NOTE 1 and 9. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	1,173,623
Accounts receivable	8,932,505
Property, plant and equipment	2,425,292
Other assets	2,705,110

Total assets acquired	15,236,530
Current liabilities	5,467,726
Current portion of long term debt	1,554,718
Long-term debt	2,942,486

Total liabilities assumed	9,964,930

Net Assets acquired	5,271,600

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

On January 3, 2005, the Company entered into an Asset Purchase Agreement whereby it purchased the assets, real and personal, tangible and intangible, including the rights to the name Gambler Motorcycle Company and Gambler Competition Center, Inc., website, franchise and dealer rights, trademarks, and logo. The purchase price was $825,000. The Company paid $412,000 at closing and the remainder payable in 8 equal consecutive installments of $52,533.99 with an interest rate of 5%. The purchase price was allocated all to equipment.

NOTE 9 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2006 and 2005, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. The Company vigorously opposes the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by it. On August 16, 2006, Pacific Capital moved for summary judgment against Southland Health Services, Inc. and Southland Health Services, LLC. This motion was denied by the Law Court for Sullivan County finding that there were a number of genuine issues of material fact. Further, Defendant Joe Cerone has moved to consolidate this action with the action of Bad Toys Holdings, Inc. v. Glenn Crawford, et. al. This hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has stayed further proceedings in this matter against Defendant Cerone. Pacific Capital has filed a motion for relief from the stay in the bankruptcy court—this motion is scheduled to be heard in March 2007. A trial date has not yet been set. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s former subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. Med Express is a subsidiary of Southland Health Services, Inc., a former subsidiary of the Company. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of Southland Health Service, Inc. by the Company. Southland Health Services, Inc. is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to Southland Health Services, Inc. based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State individuals are working together to resolve the statistical sample matters. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Emergystat of Sulligent, Inc. v. United Stated Internal Revenue Service. The Internal Revenue Service has assessed Emergystat of Sulligent, Inc. (“Sulligent”), a former subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 2000, December 2001, September 2002, December 2002, March 2003, December 2003, June 2004 and September 2004. On May 18, 2005, the Internal Revenue Service issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330. Pursuant to the notice, the Internal Revenue Service advised Sulligent that it would not be eligible for collection alternatives and that the Internal Revenue Service could proceed to levy against Sulligent’s assets. On June 16, 2005, Sulligent filed a complaint against the United States in the United States District Court for the Northern District of Alabama, case number 05-cv-01319, pursuant to 26 U.S.C. § 6330, requesting a review of the Internal Revenue Services’ collection actions. By the filing of this action, the Internal Revenue Service is stayed from taking further collection actions against Sulligent, pending the disposition of the lawsuit. The government has filed a Motion for Summary Judgment, which, if granted, would result in the dismissal of the lawsuit. The Motion for Summary Judgment was heard on August 21, 2006. On August 17, 2006, the government filed a motion asserting that cause exists under 26 U.S.C. § 6330(e)(1) to permit the Internal Revenue Service to levy while the action is pending, on the grounds that Sulligent incurred substantial new unpaid employment tax liabilities after filing the district court action. On March 7, 2007, the Court granted the Internal Revenue Services’ Motion for Summary Judgment and Motion to Permit Levy. As such, the Internal Revenue Service may now levy Sulligent’s assets to satisfy the above-described the deficiencies.

Cornell Capital Partners, L.P. v. Bad Toys Holdings, Inc., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The complaint also alleges that the Company owes Cornell interest, attorneys’ fees and costs pursuant to certain contracts, which could amount to more than the alleged debt. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. The Company cannot predict what will be the outcome of the litigation.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

General Electric Capital Corporation v. Bad Toys Holdings, Inc. On March 3, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of its former subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”), under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against the Company, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the Company deposed GE Capital. On February 26, 2007, the Court heard oral argument on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452, and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter is scheduled for June 11, 2007.

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages. Defendant Joe Cerone has moved to consolidate this action with the action of Pacific Capital, L.P. v. Emergystat, Inc., et. al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has put an automatic stay on further proceedings in this matter.

On December 30, 2005, Glenn Crawford filed a complaint in the Circuit Court for Lamar County, Alabama against the Company, Southland Health Services, Inc., Emergystat of Sulligent, Inc., Larry N. Lunan and several other defendants alleging common law and statutory causes of action under Alabama law. The relevant claims relate to the Company’s Tennessee complaint described above and seek from the Company the consideration originally agreed to in the Capital Stock Purchase Agreement. The claims were dismissed pursuant to the forum selection clause contained in the Capital Stock Purchase Agreement.

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

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

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $0 and $326,869, at December 31, 2006 and 2005, respectively.

	2006	2005
Tax provision – Year end	$644,853	$(1,104,403)
Tax Benefit – from years prior to 2005	-0-	1,106,484

Tax Benefit/(Provision) Net	$644,853	$2,081

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

	2006	2005
Deferred Tax Asset/(Liability)	$(73,100)	$511,047
Valuation Allowance	$-0-	(184,178)

Deferred Tax Asset /(Liability)– Net	$(73,100)	$326,869

NOTE 12: NOTES RECEIVABLE

Glenn Crawford, the previous Chief Executive Officer and majority shareholder of the Company issued the following promissory notes to Emergystat, Inc., a subsidiary of the Company: (1) a promissory note dated December 31, 2002 having an original principal balance of $702,568, (2) a promissory note dated December 31, 2003 having an original principal balance of $1,000,000, and (3) a promissory note dated December 31, 2003 issued by Crawford having an original principal balance of $500,000 (each individually, a “Crawford Note,” and collectively, the “Crawford Notes”). In total, Glenn Crawford borrowed, in the aggregate, an original principal amount of $2,202,568 from Emergystat, Inc. (the “Original Borrowings”). Prior to the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc., Glenn Crawford was the majority shareholder of Southland. He was also the majority shareholder of Emergystat, Inc. and Emergystat of Sulligent, Inc. prior to their roll up into Southland. Mr. Crawford controlled all operations and activities as majority shareholder. Mr. Crawford received direct cash loans and directed other payments for his personal benefit. These transactions were recorded as loans to Mr. Crawford in the records of the Company or its subsidiaries. Company auditors provided notes for Mr. Crawford to execute for the benefit of the Company to document his transactions.

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of December 31, 2006 and 2005, the aggregate outstanding balances of the Crawford Notes were $5,736,940 and $4,542,568, respectively.

NOTE 13: LETTER OF CREDIT

In September 2006, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank.

NOTE 14: WORKER COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

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

FINANCIAL STATEMENTS

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

December 31, 2006 and 2005

NOTE 15 – SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Bad Toys Division comprised of Bad Toys, Bad Boyz Toyzz, American Eagle Manufacturing Company and Gambler Motorcycle Company and the Southland division comprised of Southland Health Services, Inc and its subsidiaries.

A breakdown of the operating revenues and operating expenses by segment is as follows for the years ended December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Health Services Division
Total Assets	$20,810,087	$17,288,169
Revenues	43,294,519	44,101,435
Expenses	(40,027,637)	(39,109,808)

Gross Profit	$3,266,882	$4,991,627

Motorcycle, Sprint Car and Hot Rod Division
Total Assets	$3,125,989	$5,548,043
Revenues	251,379	565,295
Expenses	(1,404,150)	(1,068,618)

Gross Profit	$(1,152,771)	$(503,322)

NOTE 16: SUBSEQUENT EVENTS

Bad Toys Holdings, Inc., the 100% owner of Southland Health Services, Inc. (the Company) declared a stock dividend of .9825 shares of Southland Health Services, Inc. common stock for each Bad Toys Holdings, Inc. common share issued and outstanding as of January 12, 2006. Southland’s Form S-1 was approved by the Securities and Exchange Commission on January 8, 2007 enabling Bad Toys to complete the “spin off” of 75% of its ownership in Southland. The declared stock dividend date was effectively changed to January 31, 2007 with a distribution date of February 1, 2007 as required by NASD. The “spin off” was completed on February 1, 2007. On February 1, 2007, Bad Toys Holdings, Inc. ( “Bad Toys” or the “Company”) distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Effective March 23, 2007, Southland Health Services, Inc. closed its acquisition of certain assets of Tri-County Ambulance, LLC of Ellijay, Georgia. The acquisition will provide in excess of $2.5 million in revenues annually to the Company and expansion into a new state. Ellijay is located in a prime growth area north of Atlanta, Georgia.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2006 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2006.

The Company has limited working capital and has maintained minimal staffing in the financial and administrative areas. This limits the overall checks and balances in the system of financial controls.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, in order to move toward establishing an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the fourth quarter of fiscal year 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

OFFICERS AND DIRECTORS

As of the date hereof, the directors and executive officers of the Company, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer		Position	Period Served
Larry N. Lunan	66	Chief Executive Officer, President and Director	July 1994 to Present
T. Alan Walls	46	Chief Financial Officer and Secretary	February 2005 to Present
Roger A. Warren	42	Director	August 2000 to Present
Clinton Hubbard	59	Director	August 2000 to Present

Duties, Responsibilities and Experience

Larry N. Lunan. Mr. Lunan founded Bad Toys, Inc., our predecessor company, in April 1995, but has devoted his full-time efforts to the business since mid-1994. Mr. Lunan received a certified public accountant certificate in 1968 and was an accountant with Haskins & Sells from 1967 to 1971. From 1971 to 1975 Mr. Lunan was a controller and vice president of finance for Arcata Book Group, a subsidiary of Arcata Corporation. From 1982 until July 1994 he was employed as president of Fours Capital Corporation, a wholly-owned business consulting firm. In this capacity, he was active in development-stage companies and capital formation. Mr. Lunan currently serves as the Company’s Chief Executive Officer and President and as a director of the Company. Mr. Lunan also serves as a director of Southland Health Services, Inc.

T. Alan Walls. Mr. Walls is a graduate of Auburn University in 1984 and currently serves as the Company’s Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Walls practiced accountancy as a sole proprietor from 1991 until 2004 in Johnson City, Tennessee. During this time, Mr. Walls’ firm successfully completed several peer reviews and served many public and private companies in a variety of industries. Mr. Walls currently serves as the Chief Financial Officer of Southland Health Services, Inc., a former subsidiary of the Company, a position he has held since 2004. Mr. Walls serves as the Chief Financial Officer of Bad Toys Holdings, Inc.

Roger A. Warren. Mr. Warren is a certified public accountant for Stafford & Warren, an accounting firm specializing in small, start-up, and development-stage companies. Client industries served include manufacturing enterprises, real estate, professional service corporations, mining operations, and environmental clean-up. Mr. Warren was an accountant with Arthur Young & Co. from 1986 to 1990 and received a certified public accounting certificate in 1990. He then practiced accountancy as a sole proprietor from 1990 until 1998, when he combined his practice with Stafford & Associates to form Stafford & Warren. Mr. Warren has served as a director of the Company since August 2000. Mr. Warren also serves as a director of Southland Health Services, Inc.

Clinton L. Hubbard. Mr. Hubbard is a practicing lawyer in Irvine, California, specializing in business and real estate matters. He was admitted to the Colorado Bar in 1974 and to the California Bar in 1978. Mr. Hubbard was also the Executive Vice-President for Sales and Marketing for Pleion Corporation, a medium size office equipment manufacturing company. His background also includes service in the United States Marine Corps as an infantry officer, and as a judge advocate and military judge following law school, retiring from the reserves as a Lieutenant Colonel in 1990. Mr. Hubbard has served as a director of the Company since August 2000. Mr. Hubbard also serves as a director of Southland Health Services, Inc.

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

Committees

Audit Committee

The Company does not have an audit committee and therefore, does not currently have a written audit committee charter or similar document.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K. We believe that the current members of our Board of Directors have the requisite financial background and experience to carry out the duties an audit committee would perform. For example, Mr. Lunan and Mr. Warren perform some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the Company’s annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Code of Ethics

The Company has not adopted a corporate code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having a limited management team operating our business.

Attendance of the Board of Directors

During the year ended December 31, 2006, the Board of Directors did not hold a meeting in person. However, the Board of Directors executed approximately 14 consents to action without a meeting. As stated above, we have no standing audit, nominating, compensation committee, or any other committees of the Board of Directors and, therefore, there were no committee meetings.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, to our knowledge, during the fiscal year ended December 31, 2006, Messrs. Lunan, Walls and Hubbard failed to timely report some of their respective acquisitions and dispositions of shares of the Company’s common stock. However, as of the date of this filing, the Company believes that all required filings have now been made.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
	Year	Salary		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/ Securities Underlying Options SARs (1) (#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Larry N. Lunan
Chief Executive Officer and President	2006	247,000	(1)	—		—	—	—
	2005	72,000		—		—	—	—
	2004	72,000		—		—	—	—

T. Alan Walls,
Chief Financial Officer	2006	110,000		—		—	—	—
	2005	110,000		—		—	—	—
	2004	110,000		—		—	—	—

(1)

Mr. Lunan earned $72,000 for his services as the Chief Executive Officer of the Company. Of this amount, there were accrued, unpaid wages owed to Mr. Lunan of $72,000 for 2006. Mr. Lunan earned $175,000 for his services as the Chief Executive Officer of our former subsidiary, Southland Health Services, Inc. for 2006.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended December 31, 2006, or (ii) since the end of our most recent fiscal year on December 31, 2006.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

Compensation of Directors

Directors do not receive compensation for their services as directors.

Employment Contracts

T. Alan Walls, Chief Financial Officer

On July 29, 2004, our former subsidiary, Southland Health Services, Inc. (“Southland”) entered into a two-year employment agreement with T. Alan Walls (the “Walls Employment Agreement”) pursuant to which Mr. Walls agreed to serve as Southland’s Chief Financial Officer. Under the terms of the Walls Employment Agreement, Mr. Walls is entitled to receive a salary of $110,000 per annum. In addition, under the terms of the agreement, Mr. Walls is entitled to (a) participate in any group insurance plans or employee benefit plans made available to our executive officers; and (b) reimbursement for any reasonable expenses incurred by him in the course of performing his duties. In the event Mr. Walls is terminated by Southland without cause, Mr. Walls is entitled to receive his full base salary of $110,000 for a period of twelve months. The Walls Employment Agreement contains confidentiality and non-competition provisions. During Mr. Walls’ employment with Southland and for the two years following his termination for any reason, Mr. Walls is prohibited from (x) performing services for, or being affiliated in any manner with, any ambulance service provider who provides service in any county in which Southland or any of its affiliates provides ambulance service and (y) disclosing any of Southland’s confidential information. The Walls Employment Agreement expired on July 29, 2006 and Southland did not renew or extend the agreement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2007 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Common	Larry N. Lunan(3)(4)(6) 3520 Orebank Road, Kingsport, TN 37664	36,812,766	77.15%

Common	Susan H. Lunan(3)(5)(6) 3520 Orebank Road, Kingsport, TN 37664	36,812,766	77.15%

Common	T. Alan Walls 3520 Orebank Road, Kingsport, TN 37664	171,600	*

Common	Roger A. Warren 17130 Redhill Avenue, Irvine, CA 92714	100,000	*

Common	Clinton L. Hubbard 10 Rivera, Cote De Casa, CA 92679	63,750	*

Common	American Eagle Manufacturing Company 2344 Woodridge Avenue, Kingsport, TN 37664	1,237,342	5.5%

Common	All officers and directors as a group (4 persons)(7)	37,148,116	77.85%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them. See Footnote 3
(2)	Applicable percentage of ownership is based on 22,412,818 shares of common stock outstanding as of March 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Larry N. and Susan H. Lunan are husband and wife. Each disclaims beneficial ownership of the other’s shares of the Company’s common stock and preferred stock. Mr. Lunan owns 11,510,586 shares of common stock and 409,444 shares of preferred stock and Mrs. Lunan owns 750,000 shares of common stock and 409,444 shares of preferred stock. Each share of preferred stock is convertible into 10 shares of common stock. Mr. Lunan is the holder of several interest bearing convertible demand notes. The notes bare interest at 10.0%, and are convertible to common stock at $0.10 per share at his option. The balance outstanding at December 31, 2006 was $1,711,330.
(4)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Mr. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Ms. Lunan.
(5)	Includes 4,094,440 shares that are obtainable upon conversion of preferred stock held by Ms. Lunan and 4,094,440 shares that are obtainable upon conversion of preferred stock by Mr. Lunan.

(6)	Includes 17,113,300 shares that are obtainable upon conversion of convertible notes held by Mr. Lunan.

(7)	Includes 8,188,880 shares of common stock obtainable upon conversion of preferred stock owned by officers and directors and 17,113,300 shares that are obtainable upon conversion of convertible notes owned by officers and directors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, involving amounts in excess of $120,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

Director Independence

The Company’s common stock is not listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and, therefore, the Company is not currently subject to a system of director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in §121(A)(2) of the AMEX Company Guide. Under such definition, none of the directors of the Company is independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13.	EXHIBITS

Exhibits

3.	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2006 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-138211), is hereby incorporated herein by reference.

5.1	Opinion of Legal Counsel, previously filed as Exhibit 5.1 to Form S-8 dated October 27, 2006, is hereby incorporated by reference.

10.1	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.2	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.6	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.11	Asset Purchase Agreement by and among Bad Toys Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.12	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Bad Toys Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

10.13	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.14	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.15	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.16	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.17	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.5 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.18	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.6 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.19	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.20	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.21	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

*21.1	List of consolidated entities of the Company.

23.1	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.1 of this Form 10-KSB.

23.2	Consent of Legal Counsel, is hereby incorporated by reference herein by reference to Exhibit 5.2 of this Form 10-KSB.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002..

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Pollard Kelly for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 and 2005 for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 were $20,000, $51,405 and $15,000, respectively.

All Other Fees

There were no fees billed by Pollard Kelley other than those fees discussed in the section entitled “Audit Fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17 day of April 2007.

By:	/s/ Larry N. Lunan
Larry N. Lunan, Chief Executive Officer and Director

In accordance with the requirements of the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

April 17, 2007

By:	/s/ T. Alan Walls
T. Alan Walls, Chief Financial Officer

By:	/s/ Roger A. Warren
Roger A. Warren, Director

By:	/s/ Clinton L. Hubbard
Clinton L. Hubbard, Director