Form 10-Q
period 2007-03-31
BAD TOYS Holdings, Inc.
filed 2007-05-21
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50059

BAD TOYS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	94-3371514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2344 WOODRIDGE AVENUE,KINGSPORT, TN	37664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (423) 247-9560

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2) of the Exchange Act. Check one:

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 15, 2007 was 22,312,818.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

BAD TOYS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2007 (Unaudited) and December 31, 2006

	(Unaudited)
	March 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$8,057	$74,216
Investments	6,369,155	1,002,000
Accounts receivable - Trade	360,025	10,854,563
Inventory	1,413,506	1,387,887
Prepaid expenses	248,386	575,832

TOTAL CURRENT ASSETS	8,399,129	13,894,498

FIXED ASSETS
Buildings	1,800	471,581
Furniture & fixtures	125,546	188,703
Equipment	86,572	3,069,476
Vehicles	1,268,401	4,693,698
Leasehold improvements	258,657	127,758

	1,740,976	8,551,216
Less: Accumulated depreciation	(607,593)	(4,964,487)

	1,133,383	3,586,729

OTHER ASSETS
Prepaid insurance and deposits	32,528	732,559
Notes receivable	339,337	6,076,277
Other assets	129,018	194,846
Prepaid stock expense	258,048	683,048
Goodwill - Investment in contracts	230,780	230,780

	989,711	7,917,510

	$10,522,223	$25,398,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$833,723	$1,389,374
Accounts receivable line of credit	—	1,245,908
Bank overdrafts	—	1,380,353
Accrued wages	—	245,289
Accrued and withheld taxes	516,807	8,932,468
Other liability	—	406,876
Deferred Tax Liability	—	73,100
Note Payable	698,721	698,721
Current portion of Notes payable	—	741,521

TOTAL CURRENT LIABILITIES	2,049,251	15,113,610

Long-term Debt
Notes payable	16,974	1,044,440
Notes payable - officer	1,219,939	1,711,330

	1,236,913	2,755,770

TOTAL LIABILITIES	3,286,164	17,869,380

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	223,128	222,628
Additional contributed capital	7,175,573	7,169,073
Stock warrants	—	—
Retained deficit	(981,530)	1,751,661
Accumulated other comprehensive loss	—	(2,432,893)

	7,236,059	7,529,357

	$10,522,223	$25,398,737

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended
	March 31, 2007
	(Unaudited)	(Unaudited)
	2007	2006
REVENUES	$5,397,771	$8,742,603

EXPENSES
Payroll and employee benefits	3,567,857	5,034,393
Depreciation and amortization	164,431	165,070
Other operating expense	1,933,794	2,628,951

	5,666,082	7,828,414

INCOME (LOSS) FROM OPERATIONS	(268,311)	914,189

OTHER INCOME/(EXPENSE)
Interest income	47,416	73,530
Interest expense	(116,282)	(256,414)
Miscellaneous	5,449	159,012

Total Other Income/(Expense)	(63,417)	(23,872)

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(331,728)	890,317
Income tax (expense)/benefit	—	—

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(331,728)	890,317

Equity in earnings of unconsolidated subsidiary	31,430	—

NET INCOME (LOSS)	(300,298)	890,317

NET INCOME/(LOSS) from operations per share	$(0.01)	$0.06

NET INCOME/(LOSS) per share	$(0.01)	$(0.05)

Average shares outstanding	21,760,225	16,557,279

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2007 (Unaudited)

					ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS
	PREFERRED STOCK		COMMON STOCK				RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT			DEFICIT	TOTAL
Balance at beginning of December 31, 2006	818,888	818,888	22,262,818	222,628	7,169,073	—	(681,232)	7,529,357

Stock issued for services			50,000	500	6,500			7,000
Net other comprehensive income							(300,298)	(300,298)

Balance at March 31, 2007	818,888	818,888	22,312,818	223,128	7,175,573	—	(981,530)	7,236,059

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended
	March 31,
	(Unaudited)	(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	$(300,298)	$890,317
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	164,431	165,070
Stock for services	7,000	25,000
Equity in earnings of unconsolidated subsidiary	(31,430)	—
Changes in Assets and Liabilities
Accounts receivable	10,494,538	(110,208)
Inventory	(25,619)	(117,454)
Other Assets	458,109	(162,303)
Accounts payable	(1,936,004)	(40,455)
Accrued wages	(245,289)	(280,518)
Accrued, other liabilities and withheld taxes	(8,709,042)	366,658

CASH FLOWS FROM OPERATING ACTIVITIES	$(123,604)	$736,107

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	—	(245,089)
Notes receivable-Net	—	39,648
Purchase of Investments	—	—

CASH FLOWS FROM INVESTING
ACTIVITIES	—	(205,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments/proceeds on loan notes - Net	(2,210)	(448,613)
Proceeds from Note Payable Officer	119,178	299,690
Payments on Note Payable Officer	(59,523)	(255,855)
Proceeds from sale of stock	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	57,445	(404,778)

NET CASH INCREASE	$(66,159)	$125,888
CASH AT BEGINNING OF PERIOD	74,216	125,696

CASH AT END OF PERIOD	$8,057	$251,584

Cash paid for interest	$116,282	$256,414

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

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

Basis of Consolidation

These financial statements represent a consolidation of Bad Toys Holdings, Inc., its wholly owned subsidiaries Bad Toys, Inc., Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc. for twelve months of 2006 and three months of 2007. Southland Health Services, Inc. and subsidiaries are consolidated for twelve months of 2006 and through February of 2007. Southland was spun off on February 1, 2007 by Bad Toys issuance of an asset dividend to its shareholders common stock of Southland representing 75% of its ownership Southland. All significant inter-company accounts have been eliminated in consolidation.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated based on historical experience. The Company’s accounts receivable can be classified into five categories of payors – Medicare, Medicaid, governmental entities, private insurance and private pay. Once all collection protocols are met, private pay accounts are sent to collection and written off to the allowance for bad debts. The remainder of the receivables is transferred to private pay once the last appeal-last denial has occurred. Once the collection protocols are met on these accounts as private pay, they are sent to collection and written off. The spin off of Southland was completed in February 2007. (Reference Note 16)

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions are as follows for the three months ended March 31:

	2007	2006
Gross revenue	100.0%	100.0%
Provision for contractual discounts	25.1%	26.2%
Provision for estimated uncompensated care	17.1%	18.2%
After contractual provisions	57.5%	55.6%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known. The spin off of Southland was completed in February 2007. (Reference Note 16)

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

Depreciation of property and equipment is provided using rates based on the following useful lives:

Years
Leasehold Improvements	5 years
Machinery and Equipment	3 to 10 years
Furniture and Fixtures	3 to 10 years
Buildings	39 years

Inventories

Inventories are stated at a lower of standard cost (which approximates average cost) or market.

Notes Receivable

Substantially all of the monies classified as Notes Receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. The balance of the note at December 31, 2006 was $6,076,277. The note receivable at March 31, 2007 is $339,337 from Chambers Automotive. (Reference also Note 16)

Goodwill—Intangibles

The goodwill balance at March 31, 2007 and December 31, 2006 is $230,780 and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase. This balance is reviewed by management annually to determine impairment.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

The Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas, Georgia and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the periods ended March 31, 2007 and December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. See also Note 11 – Deferred Income Tax.

Income Tax Valuation Allowance

The Company has net deferred tax liabilities resulting from book and tax depreciation differences as of December 31, 2006. The Company had deferred tax assets as of March 31, 2007. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

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

NOTE 2. INVENTORY:

	March 31, 2007	December 31, 2006
Raw material	98,041	84,230
Product for resale	415,843	480,286
Work in process	179,902	179,901
Finished goods	719,720	643,470

Total	1,413,506	1,387,887

NOTE 3 – ACCRUED AND WITHHELD TAXES

At March 31, 2007 and December 31, 2006 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. In 2006, the overall outstanding payroll taxes payable to the IRS and states increased by approximately $2,900,000 from the balance as of December 31, 2005. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 4 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Ambulance financing	—	1,271,681
Acquisition debt	—	494,612
A/R Financing	—	1,245,908
All other debt	16,974	718,389

Total	16,974	3,730,590
Less Current Portion	—	(2,686,150)

Total Long Term Debt	16,974	1,044,440
Note Payable Officer	1,219,939	1,711,330

Total Notes Payable—Long Term	1,236,913	2,755,770

Long-term debt maturities are as follows:

Year 1	$16,974	$3,156,551
Year 2	—	325,210
Year 3	—	157,734
Year 4	—	81,166
Year 5	$—	9,929

	$16,974	$3,730,590

The spin off of Southland was completed in February 2007. (Reference also Note 16)

The Company has entered into various installment notes for the financing of ambulances used in its operations. The proceeds of some of these notes were used for working capital but are secured by some of the Southland fleet of ambulances. These notes carry various rates of interest and monthly payments. At December 31, 2006, the Company was current on all payments on these notes. The balance of these notes was $1,271,681 at December 31, 2006.

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at March 31, 2007 and December 31, 2006 is $698,721.

Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. is $494,612, at December 31, 2006. Included in our acquisition debt is Southland Health Services, LLC transaction whereby Southland Health Service, LLC purchased certain assets and assumed certain liabilities associated with those assets. This transaction included a note for

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

$1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, on December 26, 2004 but effective December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc. The Southland Health Service, Inc. acquisition included a series of promissory notes totaling $3,404,000. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is prime rate plus 1%. These notes are subordinated to GE Capital and the Internal Revenue. Certain cash payments made to the sellers have been applied to the note balances.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at March 31, 2007 and December 31, 2006. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2006, $260,000 of this debt was converted to 2,600,000 shares of common stock. The balance outstanding was $1,219,939 and $1,711,330 at March 31, 2007 and December 31, 2006, respectively. (Reference also Note 16)

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5% originally issued in 2003. The line of credit is secured by the Company’s accounts receivable and other Company assets. On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to guarantee the performance of the Borrower. See Note 9 for a further description of this matter.

NOTE 5 – RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1)	The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2)	The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 6 – LEASING ARRANGEMENTS

Southland Health Services, Inc. leases local stations, communication tower space and equipment for its ambulance services. These leases are primarily for a period of one year or less. The Company also leased ambulances and other equipment for use in its operations. Lease expense amounted to $654,664 for the year ended December 31, 2006. (Reference Note 16)

American Eagle Manufacturing Company, Inc. occupied property in Carlsbad, California during 2005 on a month to month lease at $20,030 per month. In March, 2006, the operations moved to a 15,400 square foot production facility in Oceanside, California on a four year lease at $11,800 per month.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

Future minimum lease payments are as follows:

Year	Amount
2007	$204,000
2008	$204,000
2009	$204,000
2010	$204,000
2011	$204,000

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at March 31, 2007 and December 31, 2006.

Common Stock

There were 22,312,818 and 22,262,818 shares outstanding at March 31, 2007 and December 31, 2006, respectively.

NOTE 8 – ACQUISITIONS

The following transaction was reported as a subsequent event in the December 31, 2006 financial statement footnotes. The transaction closed after the spin off of Southland was completed but the transaction detail is provided here for information purposes. Effective March 23, 2007, Southland Health Services of Georgia, a wholly owned subsidiary of Southland Health Services, Inc. acquired certain assets and assumed certain liabilities of Tri County Ambulance Service of Ellijay, GA for $1.0 million dollars in cash and notes. Under the purchase agreement, the former owner of Tri County Ambulance would receive an initial down payment of $.14 million and a five-year convertible note payable in annual installments and carrying the interest rate of 6.5%. The balance of the purchase price is made up of the assumption of certain operating liabilities. The purchase price allocation was finalized during the quarter ended March 31, 2007, and based on estimated fair values, is as follows (in thousands):

Purchase consideration		$1,000
Allocated to:
Accounts receivable	$883
Prepaid supplies	25
Property and equipment	278
Identifiable intangible assets	0
Accounts payable and other accrued liabilities	(186)

Total allocation		1,000

Goodwill		$0

Property and Equipment is primarily made up of ambulances with a estimated remaining useful life of 3-5 years.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

Pacific Capital voluntarily dismissed Defendant Joseph Cerone from this case in March 2007. It is suspected that Defendant Cerone was dismissed so that Pacific Capital could obtain relief from the automatic stay imposed in the case by Defendant Cerone’s bankruptcy. Because he has been dismissed from the case, Defendant Cerone’s previously-filed motion to consolidate this case with Bad Toys Holdings, Inc. v. Glenn Crawford, et al. is now moot. The Court recently held a scheduling conference with the parties, during which a number of deadlines were set, including a jury trial date of September 15, 2008. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

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

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages. Defendant Joseph Cerone was voluntarily dismissed from the case of Pacific Capital, L.P. v. Emergystat, Inc., et al.; therefore, his motion to consolidate the Pacific Capital case with this case is now moot. Defendant Cerone’s bankruptcy filing has put an automatic stay on further proceedings in this matter.

The Internal Revenue Service assessed Emergystat of Sulligent, Inc., a former subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 31, 2005 and March 31, 2006. On July 5, 2006, the IRS sent Sulligent a Notice of Intent to Levy in connection with the assessment. Shortly thereafter, Sulligent filed a Collection Due Process request in response to the proposed levy. On October 19, 2006, the IRS issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330 in response to Sulligent’s Collection Due Process Request. Pursuant to the notice, the IRS advised Sulligent that it would not be eligible for collection alternatives and that the IRS could proceed to levy against Sulligent’s assets. On November 20 2006, the period under which Sulligent could request a review of the IRS’s collection actions expired. As such, the IRS also may levy Sulligent’s assets to satisfy the above-described tax deficiencies.

In addition to the foregoing proceedings, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

Other than those proceedings described above, neither the Company nor its property is a party to any known proceeding that a governmental authority is contemplating.

NOTE 10 – EMPLOYEE BENEFITS

Southland Health Services, Inc. wholly-owned subsidiary of the Company until February 1, 2007 when it became an equity method investment maintains a 401(k) profit sharing plan that covers all eligible employees who have had at least one year of employment with the subsidiary. In accordance with the plan, the Company may match a percentage of the employee contributions determined at the end of the plan year on a discretionary basis by the management of the company.

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $182,928 and $-0-, at March 31, 2007 and December 31, 2006, respectively.

	2007	2006
Tax provision – Year end	$-0-	$644,853
Tax Benefit – from years prior to 2005	-0-	-0-
Tax Benefit/(Provision) Net	$-0-	$644,853

The Company has a current year tax provision of $644,853 at December 31, 2006. The March 31, 2007 NOL created a deferred tax asset for the Company.

	2007	2006
Deferred Tax Asset/(Liability)	$182,928	$-0-
Valuation Allowance	$182,928	-0-

Deferred Tax Asset /(Liability)– Net	$-0-	$-0-

NOTE 12: NOTES RECEIVABLE

The Note discussed here is included on the books and records of Southland Health Services, Inc. and was discontinued being reported on Bad Toys Holdings, Inc. as of February 1, 2007 when the Southland was converted from a consolidated subsidiary to an equity method investment. Glenn Crawford, the previous Chief Executive Officer and majority shareholder of the Company issued the following promissory notes to Emergystat, Inc., a subsidiary of the Company: (1)a promissory note dated December 31, 2002 having an original principal balance of $702,568, (2)a promissory note dated December 31, 2003 having an original principal balance of $1,000,000, and (3)a promissory note dated December 31, 2003 issued by Crawford having an original principal balance of $500,000 (each individually, a “Crawford Note,” and collectively, the “Crawford Notes”). In total, Glenn Crawford borrowed, in the aggregate, an original principal amount of $2,202,568 from Emergystat, Inc. (the “Original Borrowings”). Prior to the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc., Glenn Crawford was the majority shareholder of Southland. He was also the majority shareholder of Emergystat, Inc. and Emergystat of Sulligent, Inc. prior to their roll up into Southland. Mr. Crawford controlled all operations and activities as majority shareholder. Mr. Crawford received direct cash loans and directed other payments for his personal benefit. These transactions were recorded as loans to Mr. Crawford in the records of the Company or its subsidiaries. Company auditors provided notes for Mr. Crawford to execute for the benefit of the Company to document his transactions.

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

The Crawford Notes accrue interest at the prime rate of interest as reported in the Wall Street Journal and are due and payable over the next ten years. Each Crawford Note anticipates that future advances will be made from time to time. Specifically, each Crawford Note provides that “[this note] includes any future funds borrowed by Glenn Crawford. The new debt will be added to the then existing balance.” During the year ended December 31, 2005, the Company increased the outstanding balance of the Crawford Notes upon its discovery that certain amounts classified as “other assets” and “inter-company accounts” on the Company’s balance sheet were actually funds used by Mr. Crawford for his personal use or by non-affiliated entities controlled by Mr. Crawford. This reclassification resulted in an increase of approximately $2,298,935 to the outstanding balance of the Crawford Notes. In addition, under Mr. Crawford’s tenure, the Company had not accrued interest on the Crawford Notes. The Company now has properly accrued interest on each Crawford Note, commencing on the date of issuance of each Crawford Note. Finally, as supplemental information, the Company currently maintains its operations center in Vernon, Alabama. The building is owned by Mr. Crawford. The monthly rent for use of the facility is applied to the Crawford Notes. The monthly rent charged is $10,000. As of December 31, 2006, the aggregate outstanding balance of the Crawford Notes was $5,736,940.

NOTE 13: LETTER OF CREDIT

In September 2006, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank. The letter of credit is in the name of Southland Health Services, Inc.

NOTE 14: WORKER COMPENSATION INSURANCE

The Southland Health Service, Inc. worker compensation insurance is as follows. On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase it per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of it workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

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

BAD TOYS HOLDINGS. INC.

Notes to Financial Statements

March 31, 2007 and 2006 (unaudited) and December 31, 2006

NOTE 15 – SEGMENT INFORMATION

The Company organizes its business into two reportable segments: the Bad Toys Division comprised of Bad Toys, Bad Boyz Toyzz, American Eagle Manufacturing Company and Gambler Motorcycle Company and the Southland division comprised of Southland Health Services, Inc and its subsidiaries. Southland division was converted from a consolidated subsidiary to an equity method investment on February 1, 2007.

A breakdown of the operating revenues and operating expenses by segment is as follows for the year ended and December 31, 2006:

December 31, 2006
Health Services Division
Total Assets	$20,810,087
Revenues	43,294,519
Expenses	(40,027,637)

Gross Profit	$3,266,882

Motorcycle, Sprint Car and Hot Rod Division
Total Assets	$3,125,989
Revenues	251,379
Expenses	(1,404,150)

Gross Profit	$(1,152,771)

NOTE 16: SOUTHLAND HEALTH SERVICE, INC. SPIN OFF

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

Bad Toys Holdings, Inc. (“Bad Toys,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all the assets of American Eagle Manufacturing Company Inc., including its California Manufacturing License.

Effective December 1, 2004, the Company purchased Southland Health Services, Inc. (“Southland”). Southland, a Florida corporation with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance services. Southland’s ambulance services are offered under the trade name “Emergystat.”

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts.

On February 1, 2007, the Company distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland, to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Spin Off

On February 1, 2007, the Company distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007. The Company’s financial statements included with this report on Form 10-Q include the financial results of Southland, reported on a consolidated basis, through February 28, 2007. As of March 1, 2007, the Company’s has reported its ownership in Southland under the equity method.

As a result of the Spin-Off, the Company’s revenues and expenses will decline significantly, as the Company will only conduct operations in the motorcycle and street rod industry. Therefore, the Company’s financial results for the quarter ended June 30, 2007 will differ materially from those set forth in this report on Form 10-Q. While the Company will maintain its investment in Southland, Southland’s revenues, expenses and profits will be reported by Southland separately. Southland’s financial results are available at www.sec.gov.

Results of Operations and Changes in Financial Condition

As a result of the Spin-Off, the Company has markedly lower expenses but also drastically lower revenues. Although the Company believes that the Spin-Off added value for shareholders, the Spin-Off will have a negative impact on the Company’s financial health in the near future. To the extent that the Company’s financial performance, as described below, has decreased when compared to the same period in the prior year, the driving force behind that decrease is the Spin-Off. Any other causes discussed are in addition to the Spin-Off.

Comparison of Quarters Ended March 31, 2007 and March 31, 2006.

Revenues. Revenues for the quarter ended March 31, 2007 were $5.3 million, compared to $8.7 million for the quarter ended March 31, 2006, which represents a decrease of $3.4 million. This decrease was attributable to the completion of the spin off of Southland Health Services, Inc. during the quarter ended March 31, 2007. Bad Toys Holdings, Inc. maintained a 25% ownership interest in Southland Health Services, Inc. Southland was consolidated in the financials through February 28, 2007 and reported as an equity method investment after the spin off.

Operating Costs. Operating cost decreased $2.1 million for the quarter ended March 31, 2007 to $5.7 million, when compared to $7.8 million for the quarter ended March 31, 2006. This decrease was attributable to the completion of the spin off of Southland Health Services, Inc. during the quarter ended March 31, 2007. Bad Toys Holdings, Inc. maintained a 25% ownership interest in Southland Health Services, Inc. Southland was consolidated in the financials through February 28, 2007 and reported as an equity method investment after the spin off.

Other Income/ (Expense). Other Expense increased $0.04 million for the quarter ended March 31, 2007 to $0.06 million, when compared to $0.02 million for the quarter ended March 31, 2006. The increase in other income/ expense is primarily attributable to the spin off in Southland.

Net Income/Loss. Net Income decreased $1.2 million for the quarter ended March 31, 2007 to ($.3) million, when compared to $.9 million for the quarter ended March 31, 2006. This decrease was attributable to the completion of the spin off of Southland Health Services, Inc. during the quarter ended March 31, 2007. Bad Toys Holdings, Inc. maintained a 25% ownership interest in Southland Health Services, Inc. Southland was consolidated in the financials through February 28, 2007 and reported as an equity method investment after the spin off.

Liquidity and Capital Resources

Cash and cash equivalents were $8,057 and $74,216 as of March 31, 2007 and December 31, 2006, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from customer revenues. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service (“IRS”) and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the IRS and GE Capital. In addition to obtaining an asset-based line of credit, the Company’s financing plans for 2007 also include raising additional capital through a private placement of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Fiscal Year 2006

Operating Activities. Net cash provided by operating activities was $.1 million for the quarter ended March 31, 2007, compared to $.7 million for the quarter ended March 31, 2006. Contributing to the reduction of cash provided from operating activities during the quarter ended March 31, 2007 was net loss from continuing operations of $.3 million, offset by depreciation and amortization of $.1 million, and changes in working capital of $.4 million.

Investing Activities. Investing activities related to continuing operations used $0.0 for the quarter ended March 31, 2007, compared to $.003 for the quarter ended March 31, 2006.

Financing Activities. In the quarter ended March 31, 2007, financing activities used $1 million of cash comprised of $.5 million for reduction in notes payable and $.5 million paid down loans from the majority shareholder. In the quarter ended March 31, 2006, financing activities used $1 million of cash comprised of $.6 million for reduction in notes payable, and $.3 million paid down loans from the majority shareholder.

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

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of March 31, 2007:

	Payments due by period (Amounts stated in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable-current	$715,695	715,695
Long-term debt
Operating lease Obligations	816,000	204,000	204,000	204,000	204,000
Capital lease Obligations
Purchase obligations
Other Long-Term Liabilities
Total contractual obligations	$1,531,695	919,695	204,000	204,000	204,000

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

Please note that, to the extent the discussion below refers to matters related to Southland’s ambulance business such as automobile insurance, collections, and workers’ compensation, these disclosures are included because the Company’s operations and Southland’s operations were consolidated until the Spin-Off.

Stock Based Compensation

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

Claims Liability and Professional Liability Reserves

Southland is self-insured up to certain limits for costs associated with workers’ compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that Southland will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. The reserves for workers’ compensation claims are based upon actuarial valuations that are prepared by outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare. Southland’s reserves for automobile, professional liability claims and general business claims are based on management’s review of historical experience and recent trends. Historical experience and recent trends are the most significant factors in the determination of these reserves. Southland believes the use of these methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. Southland’s estimates and assumptions have been accurate in the past and its method of determining estimates and assumptions has been applied consistently, except for a change in June 2005. In June 2005, Southland converted to a self-insured styled program for workers compensation insurance. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, Southland’s recorded reserves could differ from its ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Trade and Other Accounts Receivable. Southland’s internal billing operations have primary responsibility for billing and collecting its accounts receivable. Southland utilizes various processes and procedures in its collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. Southland writes off amounts not collected through its internal collection efforts to its uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts.

As discussed further in under “Revenue Recognition” below, Southland determines its allowances for contractual discounts and uncompensated care based on its information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. Southland records its patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which its performs services. Southland records gross fee-for-service revenue and related receivables based upon established fee schedule prices. Southland reduces its recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduces these further by its estimate of uncollectible accounts. Southland estimates its allowances for contractual discounts monthly, utilizing its billing system information, and writes off applicable allowances when it receives net payments from third parties.

Southland’s provision and allowance for contractual discounts and uncompensated care is based primarily on its historical collection and write-off activity. Southland believe the use of its methods to account for these allowances provides a consistent and effective way to measure these subjective accruals, and, to date, its estimates and assumptions have been accurate. However, given the complexity in collecting receivables from governmental agencies and private insurance carriers, the use of any estimation technique in this area is inherently sensitive. Accordingly, Southland’s accounts receivable could differ from the amounts it ultimately collects.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions are as follows for the three months ended March 31:

	2007	2006
Gross revenue	100.0%	100.0%
Provision for contractual discounts	25.1%	26.2%
Provision for estimated uncompensated care	17.1%	18.2%
After contractual provisions	57.5%	55.6%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

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

Contingencies. The Company is involved in a number of lawsuits as described in the section of this filing titled “Legal Proceedings.” Management may not be able to make a reasonable estimate of liabilities that result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

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

Off Balance Sheet Arrangements

LETTER OF CREDIT

In September 2006, the Company entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank. The letter of credit is in the name of Southland Health Services, Inc.

WORKER’S COMPENSATION INSURANCE

On June 21, 2006, the Company was issued a policy from U. S Fire Insurance Company of Morristown, NJ for workers compensation coverage. This policy is to run from June 21, 2006 to June 20, 2007 and contains per claim deductible amounts of $350,000 with an aggregate stop loss of $1,600,000. This policy is supported by a $1,000,000 Letter of Credit issued by BB & T of Kingsport, TN. The Letter of Credit is fully secured by a CD in the amount of $1,000,000 which is held by BB & T. The Company elected to increase its per claim deductibles after analysis of its past years historical claims in anticipation of lowered annual cost of its workers compensation insurance. Historically, the Company had paid approximately $1.2 million dollars per annum for full workers compensation coverage. Through December 31, 2006 or 12 months the Company had paid approximately $372,000 in policy administrative cost and approximately $210,000 in actual claim losses. On June 30, 2006, US Fire Insurance Company had reserved an additional $250,000 as possible losses on pending claims.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our formerly wholly-owned subsidiary, Southland, is exposed to an increase in the price of refined fuels, principally diesel fuel. Southland uses approximately 50,000 gallons of diesel fuel per month, or 600,000 gallons per year. An increase or decrease in diesel fuel costs will affect Southland’s operating expenses and, therefore, our revenues. For comparative purposes, for every $0.50 per gallon increase, Southland’s operating costs per year will increase by approximately $300,000 per year based on our current fuel consumption. Before the Spin-Off, the Company was indirectly affected by fluctuations in diesel fuel prices.

The Company is exposed to market risk from changes in interest rates. To reduce such risks, the Company selectively uses derivative financial instruments. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures, which prohibit the use of financial instruments for trading purposes. Sensitivity analysis is used to manage and monitor foreign exchange and interest rate risk.

Item 4.	Controls and Procedures

Management’s Conclusions as to Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that, as of the date of the evaluation, our disclosure controls and procedures were not effective. Due to the Company’s limited financial resources, the Company has been unable to hire sufficient employees to ensure an effective system of internal controls is in place.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. Pacific Capital has asserted a total of twenty-two claims against the various defendants in the case. The Company vigorously opposes the allegations and claims of Pacific Capital, and believe that no monies are owed to Pacific Capital by it. Pacific Capital voluntarily dismissed Defendant Joseph Cerone from this case in March 2007. It is suspected that Defendant Cerone was dismissed so that Pacific Capital could obtain relief from the automatic stay imposed in the case by Defendant Cerone’s bankruptcy. Because he has been dismissed from the case, Defendant Cerone’s previously-filed motion to consolidate this case with Bad Toys Holdings, Inc. v. Glenn Crawford, et al. is now moot. The Court recently held a scheduling conference with the parties, during which a number of deadlines were set, including a jury trial date of September 15, 2008. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give nor estimate a range of possible loss.

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

Bad Toys Holdings, Inc. v. Glenn Crawford, et al.; Glen Crawford, et al. v. Emergystat of Sulligent, et al.; Glenn Crawford, et al. v. Bad Toys Holdings, Inc., et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages. Defendant Joseph Cerone was voluntarily dismissed from the case of Pacific Capital, L.P. v. Emergystat, Inc., et al.; therefore, his motion to consolidate the Pacific Capital case with this case is now moot. Defendant Cerone’s bankruptcy filing has put an automatic stay on further proceedings in this matter.

The Internal Revenue Service assessed Emergystat of Sulligent, Inc., a former subsidiary of the Company, with a deficiency of approximately $2,800,000, inclusive of penalties and interest, for the entity’s failure to collect and remit employment taxes for the tax periods ended December 31, 2005 and March 31, 2006. On July 5, 2006, the IRS sent Sulligent a Notice of Intent to Levy in connection with the assessment. Shortly thereafter, Sulligent filed a Collection Due Process request in response to the proposed levy. On October 19, 2006, the IRS issued its Notice of Determination Concerning Collection Action(s) under § 6320 and/or 6330 in response to Sulligent’s Collection Due Process Request. Pursuant to the notice, the IRS advised Sulligent that it would not be eligible for collection alternatives and that the IRS could proceed to levy against Sulligent’s assets. On November 20 2006, the period under which Sulligent could request a review of the IRS’s collection actions expired. As such, the IRS also may levy Sulligent’s assets to satisfy the above-described tax deficiencies.

In addition to the foregoing proceedings, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other than those proceedings described above, neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

Item 1A.	Risk Factors

An investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. As a result of the Spin-Off, the risks and uncertainties associated with our former ambulance business do not directly apply post Spin-Off. Please see the sections titled “Risk Factors” in Southland’s Registration Statement on Form S-1, filed with the SEC on June 7, 2006, as amended, and Southland’s annual report on Form 10-K, filed with the SEC on April 17, 2007, for information on risk factors which applied pre-Spin Off. Such risk factors are hereby incorporated by reference and, pursuant to Rule 12b-23 promulgated under the Securities Exchange Act of 1934, as amended, are attached hereto as Exhibit 99.1. There have been no material changes to the risk factors disclosed in these filings.

As a result of the Spin-Off, the Company’s operations now are entirely in the motorcycle business and the risks and uncertainties associated with that business, although not new, have taken on new materiality. These risk factors are set forth below., in their entirety and consider all of the information and advisements contained therein.

The Company has a number of competitors of varying sizes that are based both inside and outside the United States some of which have greater financial resources than the Company. Many of the Company’s competitors are more diversified than the Company, and they may compete in the automotive market or all segments of the motorcycle market. Failure to adequately address and respond to these competitive pressures could have a material adverse effect on the Company’s business and results of operations.

The Company’s marketing strategy of associating its motorcycle products with a motorcycling lifestyle may not be successful with future customers. The Company has been successful in marketing its products in large part by promoting the experience of motorcycling. This lifestyle is now more typically associated with a retail customer base comprised of individuals who are, on average, in their mid-forties. To sustain long-term growth, the Company must continue to be successful in promoting motorcycling to customers new to the sport of motorcycling including women, younger riders and more ethnically diverse riders.

The Company may not be able to protect its intellectual property. The Company believes that the its brands could contribute to the success of its business and that maintaining and enhancing its brand names is critical to expanding its customer base. Failure to protect the brand from infringers, to adequately protect its brands through trademark filings, or to grow the value of its brands could have a material adverse effect on the Company’s business and results of operations.

The Company’s prospects for future growth are largely dependent upon its ability to develop and successfully introduce new, innovative and compliant products. The motorcycle market continues to advance in terms of cutting-edge styling and new technology and, at the same time, be subject to increasing regulations related to safety and emissions. The Company must continue to distinguish its products from its competitors’ products with unique styling and new technologies and to protect its intellectual property from imitators. In addition, these new products must comply with applicable regulations. The Company must also be able to design and manufacture these products and deliver them to the marketplace in a timely manner. There can be no assurances that the Company will be successful in these endeavors or that existing and prospective customers will favorably receive any new products.

The Company’s operations are dependent upon attracting and retaining skilled employees. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of its organization. The current and future total compensation arrangements may not be successful in attracting new employees and retaining and motivating the Company’s existing employees. If the Company does not succeed in attracting personnel or retaining and motivating existing personnel, the Company may be unable to develop and distribute products and services and grow effectively.

The Company manufactures products that create exposure to product liability claims and litigation. To the extent plaintiffs are successful in showing that personal injury or property damage result from defects in the design or manufacture of the Company’s products, the Company could be subject to claims for damages that are not covered by insurance. The costs associated with defending product liability claims, including frivolous lawsuits, and payment of damages could be substantial. The Company’s reputation could also be adversely affected by such claims, whether or not successful.

The Company relies on third party suppliers to obtain raw materials and provide component parts for use in the manufacture of its motorcycles. The Company cannot be certain that it will not experience supply problems such as unfavorable pricing or untimely delivery of raw materials and components. In certain circumstances, the Company relies on a single supplier to provide the entire requirement of a specific part and a change in this established supply relationship may cause disruption in the Company’s production schedule. In addition, the price and availability of raw materials and component parts from suppliers can be adversely affected by factors outside of the Company’s control such as increased worldwide demand. Further, Company suppliers who also serve the automotive industry may be experiencing financial difficulties due to a downturn in that industry. These supplier risks may have a material adverse effect on the Company’s business and results of operations.

The Company must invest in and successfully implement new information systems and technology. The Company is continually modifying and enhancing its systems and technology to increase productivity and efficiency. When implemented, the systems and technology may not provide the benefits anticipated and could add costs and complications to ongoing operations, which could have a material adverse effect on the Company’s business and results of operations.

The Company is the defendant in several lawsuits. Please see “Legal Proceedings” for further information.

The Company must comply with governmental laws and regulations that are subject to change and involve significant costs. The Company’s domestic sales and operations are subject to governmental policies and regulatory actions of agencies of the United States Government, including the Environmental Protection Agency, SEC, National Highway Traffic Safety Administration, Department of Labor and Federal Trade Commission. In addition, the Company’s sales and operations are also subject to laws and actions of state legislatures and other local regulators, including dealer statutes and licensing laws. Changes in regulations or the imposition of additional regulations could have a material adverse effect on the Company’s business and results of operations.

The Company disclaims any obligation to update these Risk Factors or any other forward-looking statements. The Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Other than as described in the section of this filing titled “Legal Proceedings,” there have been no material defaults in the paying of interest or principal.

Item 4.	Submission of Matters to a Vote of Security Holders

On February 23, 2007, the Company’s Board of Directors furnished the Company’s shareholders an Information Statement and Notice of Action Taken Without a Meeting of Stockholders on Form 14C (the “Information Statement”) to provide the Company’s shareholders with information in connection with an action taken by written consent of the holder of a majority of the Company’s outstanding shares of common stock (the “Approving Stockholder”).

On February 9, 2007, the Approving Stockholder approved a change in domicile of the Company from Nevada to Florida, which will be accomplished through merging the Company with and into Paladin Holdings, Inc., a newly formed Florida corporation (“Paladin”), with Paladin surviving the merger. The principal purpose of the merger is to change the Company’s name from Bad Toys Holdings, Inc. to Paladin Holdings, Inc., as the name “Paladin Holdings, Inc.” was not available in Nevada.

In accordance with the proposed form of Agreement of Merger and Plan of Reorganization (a copy of which is attached to the Preliminary 14C filed with the Securities and Exchange Commission), the merger will result in: (i) the change of the Company’s corporate name from Bad Toys Holdings, Inc. to Paladin Holdings, Inc.; (ii) a change of domicile to the State of Florida, which means that the surviving corporation will be governed by the laws of the State of Florida instead of Nevada; (iii) Paladin’s Articles of Incorporation becoming the Articles of Incorporation of the Company; and (iv) Paladin’s Bylaws becoming the Bylaws of the Company.

In connection with the change in domicile, each shareholder will be entitled to receive one share of common stock of Paladin for each share of common stock of Company. Additionally, the persons serving presently as executive officers and directors of the Company will continue to serve Paladin in their same, respective positions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
3.0	Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Bad Toys Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Bad Toys Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

10.1	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.2	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

Exhibit	Description
10.6	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.11	Asset Purchase Agreement by and among Bad Toys Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.12	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Bad Toys Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

10.13	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.14	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.15	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.16	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.17	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.5 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.18	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.6 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.19	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.20	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

Exhibit	Description
10.21	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Bad Toys Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002..

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Risk Factors incorporated by reference into Part II - Item 1A of this report.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAD TOYS HOLDINGS, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Date: May 21, 2007