Form 10-Q
period 2007-06-30
Paladin Holdings Inc/FL
filed 2007-08-20
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              from              to

Commission file number: 000-50059

Paladin Holdings, Inc.

(Exact name of registrant as specified in its charter)

FLORIDA	94-3371514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2344 WOODRIDGE AVENUE, KINGSPORT, TN	37664
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock as of August 15, 2007 was 22,412,818.

PART I FINANCIAL INFORMATION

PALADIN HOLDINGS, INC.

C0NSOLIDATED BALANCE SHEETS

June 30, 2007 (Unaudited) and December 31, 2006

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006
CURRENT ASSETS
Cash	$74,257	$74,216
Investments	5,735,179	1,002,000
Accounts receivable - Trade	360,796	10,854,563
Inventory	1,436,646	1,387,887
Prepaid expenses	235,627	575,832

TOTAL CURRENT ASSETS	7,842,505	13,894,498

FIXED ASSETS
Buildings	1,800	471,581
Furniture & fixtures	86,572	188,703
Equipment	1,275,742	3,069,476
Vehicles	258,769	4,693,698
Leasehold improvements	125,546	127,758

	1,748,429	8,551,216
Less: Accumulated depreciation	(651,832)	(4,964,487)

	1,096,597	3,586,729

OTHER ASSETS
Prepaid insurance and deposits	7,173	732,559
Notes receivable	385,187	6,076,277
Other assets	299,372	194,846
Prepaid stock expense	258,048	683,048
Goodwill - Investment in contracts	230,780	230,780

	1,180,560	7,917,510

	$10,119,662	$25,398,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited) June 30, 2007	December 31, 2006
CURRENT LIABILITIES
Accounts Payable	$822,973	$1,389,374
Accounts receivable line of credit	—	1,245,908
Bank overdrafts	18,938	1,380,353
Accrued wages	—	245,289
Accrued and withheld taxes	504,841	8,932,468
Other liability	36,548	406,876
Deferred Tax Liability	—	73,100
Note Payable	698,722	698,721
Current portion of Notes payable	—	741,521

TOTAL CURRENT LIABILITIES	2,082,022	15,113,610

Long-term Debt
Notes payable	15,651	1,044,440
Notes payable - officer	1,250,304	1,711,330

	1,265,955	2,755,770

TOTAL LIABILITIES	3,347,977	17,869,380

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	224,128	222,628
Additional contributed capital	7,188,573	7,169,073
Stock warrants	—	—
Retained deficit	(1,459,904)	1,751,661
Accumulated other comprehensive loss	—	(2,432,893)

	6,771,685	7,529,357

	$10,119,662	$25,398,737

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Year to Date June 30,
	(Unaudited) 2007	(Unaudited) 2006	(Unaudited) 2007	(Unaudited) 2006
REVENUES	$226,035	$8,958,287	$301,681	$17,700,892

EXPENSES
Payroll and employee benefits	172,033	5,994,834	358,720	11,275,387
Depreciation and amortization	44,240	168,772	88,480	333,842
Other operating expense	217,906	2,070,255	540,006	4,207,919

	434,179	8,233,861	987,206	15,817,148

INCOME (LOSS) FROM OPERATIONS	(208,144)	724,426	(685,525)	1,883,744

OTHER INCOME/(EXPENSE)
Interest income	—	71,758	—	143,116
Interest expense	(58,696)	(106,090)	(109,200)	(362,505)
Miscellaneous	—	79,481	—	290,667

Total Other Income/(Expense)	(58,696)	45,149	(109,200)	71,278

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(266,840)	769,575	(794,725)	1,955,022

Income tax (expense)/benefit	—	(187,993)	—	(483,123)

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(266,840)	581,582	(794,725)	1,471,899

Equity in earnings of unconsolidated subsidiary	(15,377)	—	16,053

NET INCOME (LOSS)	(282,217)	581,582	(778,672)	1,471,899

NET INCOME/(LOSS) from operations per share	$(0.01)	$0.04	$(0.03)	$0.10

NET INCOME/(LOSS) per share	(0.01)	$0.03	$(0.04)	$0.08

Average shares outstanding	21,760,225	19,229,498	21,760,225	19,229,498

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2007 (Unaudited)

					ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED DEFICIT	TOTAL
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of December 31, 2006	818,888	818,888	22,262,818	222,628	7,169,073	—	(681,232)	7,529,357
Stock issued for services			150,000	1,500	19,500			21,000
Net other comprehensive income							(778,672)	(778,672)

Balance at June 30, 2007	818,888	818,888	22,412,818	224,128	7,188,573	—	(1,459,904)	6,771,685

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Year to Date June 30,
	(Unaudited) 2007	(Unaudited) 2006	(Unaudited) 2007	(Unaudited) 2006
CASH FLOWS FROM OPERATION ACTIVITIES

Net Income (Loss)	$(282,217)	$581,582	$(778,672)	$1,471,899
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	44,240	168,772	88,480	333,842
Stock for services	14,000	—	21,000	25,000
Equity in earnings of unconsolidated subsidiary	15,377	—	(16,053)

Changes in Assets and Liabilities
Accounts receivable	2,400	(794,501)	771	(873,070)
Inventory	23,140	(112,092)	23,140	(229,546)
Other Assets	132,240	7,422	132,240	(167,914)
Accounts payable	(10,750)	(118,151)	(10,750)	(158,606)
Accrued wages	—	3,859	—	(276,659)
Accrued, other liabiities and withheld taxes	(14,061)	758,958	421,561	1,485,616

CASH FLOWS FROM OPERATING ACTIVITIES	$(75,631)	$495,849	(118,283)	1,610,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(7,453)	(359,357)	(7,453)	(604,446)
Notes receivable-Net	(45,850)	(300,895)	(45,850)	(555,406)
Investments - Net	226,822	—	633,976	—

CASH FLOWS FROM INVESTING ACTIVITIES	173,519	(660,252)	580,673	(1,159,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan notes - Net	(1,323)	(66,107)	(1,323)	(354,863)
Proceeds from Note Payable Officer	—	176,533
Payments on Note Paybable Officer	(30,365)	—	(461,026)	(149,632)
Proceeds from sale of stock	—	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	(31,688)	110,426	(462,349)	(504,495)

NET CASH INCREASE	$66,200	($53,977)	$41	($53,785)
CASH AT BEGINNING OF PERIOD	8,057	125,888	74,216	125,696

CASH AT END OF PERIOD	$74,257	$71,911	$74,257	$71,911

Cash paid for interest	$58,696	$106,090	$109,200	$362,505

See accompanying notes and accountant’s report.

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Paladin Holdings, Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company changed its name effective August 13, 2007 to Paladin Holdings, Inc. from Bad Toys Holdings, Inc. The new trading symbol for the company is PLHI.OB.

The Company operates two divisions during fiscal year 2006 and two months of 2007. On December 26, 2004 but effective December 1, 2004, the Company purchased Southland Health Services, Inc, which provides ambulance services in seven states. The Southland Division provides emergency and non-emergency ambulance services in seven Southeastern states. The Bad Toys Division manufactures and retails units and component parts in the motorcycle, hot rod and sprint car industries. Southland was spun off on February 1, 2007 by Bad Toys issuance of an asset dividend to its shareholders common stock of Southland representing 75% of its ownership Southland.

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

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

Basis of Consolidation

These financial statements represent a consolidation of Paladin Holdings, Inc., its wholly owned subsidiaries Bad Toys, Inc., Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc. for twelve months of 2006 and three months of 2007. Southland Health Services, Inc. and subsidiaries are consolidated for twelve months of 2006 and through February of 2007. Southland was spun off on February 1, 2007 by Bad Toys issuance of an asset dividend to its shareholders common stock of Southland representing 75% of its ownership Southland. All significant inter-company accounts have been eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions are as follows for the year ended December 31, 2006 and the six months ended June 30, 2007:

	2007	2006
Gross revenue	100.0%	100.0%
Provision for contractual discounts	25.1%	26.2%
Provision for estimated uncompensated care	17.1%	18.2%
After contractual provisions	57.5%	55.6%

A significant portion of our revenue is derived from Medicare, Medicaid, and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Medical transportation and related service fees are recognized when services are provided and are recorded net of contractual discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. For example, third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006 or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim. Discounts applicable to Medicare, Medicaid, and other third-party payors related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue. To comply with industry reporting and effective with the quarter ended March 31, 2007, the Company began presenting its net revenue on its financial statements, net of allowance for bad debts.

Our estimates and assumptions have been accurate in the past. However, due to the inherent complexity of these calculations, including the interpretation of governmental regulations and private insurance contract provisions, our actual revenues and net income and our accounts receivable, could vary from the amounts reported.

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

Notes Receivable

Substantially all of the monies classified as Notes Receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. The balance of the note at December 31, 2006 was $6,076,277. The notes receivable at June 30, 2007 is $385,187.

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

Goodwill—Intangibles

The goodwill balance at June 30, 2007 and December 31, 2006 is $230,780 and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase. This balance is reviewed by management annually to determine impairment.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

During the year 2006 and two months of 2007, the Company operates in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas, Georgia and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the periods ended June 30, 2007 and December 31, 2006.

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

Income Tax Valuation Allowance

The Company has net deferred tax liabilities resulting from book and tax depreciation differences as of December 31, 2006. The Company had deferred tax assets as of June 30, 2007. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

Contingencies

The Company is involved in a number of lawsuits as described in Note 8-Legal Proceedings- to our financial statements. Management may not be able to make a reasonable estimate of liabilities that result

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006 from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

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

NOTE 2. INVENTORY:

	June 30, 2007	December 31, 2006
Raw material	108,630	84,230
Product for resale	428,395	480,286
Work in process	179,901	179,901
Finished goods	719,720	643,470

Total	1,436,646	1,387,887

NOTE 3 – ACCRUED AND WITHHELD TAXES

At June 30, 2007 and December 31, 2006 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. In 2006, the overall outstanding payroll taxes payable to the IRS and states increased by approximately $2,900,000 from the balance as of December 31, 2005. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

NOTE 4 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Ambulance financing	—	1,271,681
Acquisition debt	—	494,612
A/R Financing	—	1,245,908
All other debt	698,722	718,389

Total	698,722	3,730,590
Less Current Portion	698,722	(2,686,150)

Total Long Term Debt	15,651	1,044,440
Note Payable Officer	1,250,304	1,711,330

Total Notes Payable—Long Term	1,265,955	2,755,770

Long-term debt maturities are as follows:

Year 1	$714,373
Year 2	1,250,304
Year 3	—
Year 4	—
Year 5	—

$1,265,955

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

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at June 30, 2007 and December 31, 2006 is $698,722.

Total outstanding debt related to the acquisition of American Eagle Manufacturing Company and Southland Health Services, Inc. is $494,612, at December 31,. Included in our acquisition debt is Southland Health Services, LLC transaction whereby Southland Health Service, LLC purchased certain assets and assumed certain liabilities associated with those assets. This transaction included a note for $1,100,000. The terms of the note call for principal payments of $20,202 per month plus interest at 6.5% per annum. In addition, on December 26, 2004 but effective December 1, 2004, the Company entered into a Capital Stock Purchase agreement buying 100% of the outstanding common stock of Southland Health Services, Inc. The

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

Southland Health Service, Inc. acquisition included a series of promissory notes totaling $3,404,000. The notes require, collectively, monthly payments totaling $39,000. The interest rate on the notes is prime rate plus 1%. These notes are subordinated to GE Capital and the Internal Revenue. Certain cash payments made to the sellers have been applied to the note balances.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at June 30, 2007 and December 31, 2006. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2006, $260,000 of this debt was converted to 2,600,000 shares of common stock. The balance outstanding was $1,250,304 and $1,711,330 at June 30, 2007 and December 31, 2006, respectively.

The A/R Financing –Line of Credit with General Electric Capital Corporation (“GE Capital”) is a $5,000,000 revolving line of credit with a term of two years with a minimum interest rate of 6.5% originally issued in 2003. The line of credit is secured by the Company’s accounts receivable and other Company assets. On or about March 6, 2006, GE Capital filed a complaint against the Company seeking enforcement of the Tri-Party Agreement which GE Capital contends obligates the Company to guarantee the performance of the Borrower. See Note 8 for a further description of this matter.

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

American Eagle Manufacturing Company, Inc. occupied property in Carlsbad, California during 2005 on a month to month lease at $20,030 per month. In May 2007, the operations moved to a 8,000 square foot production facility in Oceanside, California on a month to month lease at $1,850 per month.

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

Future minimum lease payments are as follows:

Year	Amount
2007	$84,600
2008	$84,600
2009	$84,600
2010	$84,600
2011	$84,600

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at June 30, 2007 and December 31, 2006.

Common Stock

There were 22,412,818 and 22,262,818 shares outstanding at June 30, 2007 and December 31, 2006, respectively.

NOTE 8 – LEGAL

The Company operates in the health care industry, which by its nature is a litigious industry. Consequently, the Company is subject to frequent litigation and, at December 31, 2006, is a defendant in several lawsuits. The Company plans to vigorously defend itself in all matters.

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. On August 15, 2007, the Pacific Capital settled claims against all Defendents in the above-referenced matter for a total sum of seventy thousand dollars ($70,000)

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s former subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. Med Express is a subsidiary of Southland Health Services, Inc., a former subsidiary of the Company. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of Southland Health Service, Inc. by the Company. Southland Health Services, Inc. is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to Southland Health Services, Inc. based on a statistical sample, which the Company

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006 believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State individuals are working together to resolve the statistical sample matters. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. However, the Southland has instructed it counsel to make an offer of settlement in the amount of $1.15 million. The Company has charged this settlement offer to the Note due from Mr. Crawford as this investigation relates to the periods 2001-2004 during the time the Company was owned by Mr. Crawford and was not disclosed by Mr. Crawford at the time he sold the Company to Bad Toys Holdings Inc. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

Cornell Capital Partners, L.P. v. Paladin Holdings,Inc. (formerly Bad Toys Holdings, Inc)., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The complaint also alleges that the Company owes Cornell interest, attorneys’ fees and costs pursuant to certain contracts, which could amount to more than the alleged debt. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. The Company cannot predict what will be the outcome of the litigation.

General Electric Capital Corporation v. Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc.) On March 3, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of its former subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”), under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006 accounts receivables. The Company responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against the Company, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the Company deposed GE Capital. On February 26, 2007, the Court heard oral argument on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452, and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter resulted in a final judgment granted to GE Capital for a total sum of $1,900,000.

Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc.) v. Glenn Crawford, et al.; On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages. Defendant Joe Cerone has moved to consolidate this action with the action of Pacific Capital, L.P. v. Emergystat, Inc., et. al. The hearing on this motion has been postponed on several occasions due to Defendant Cerone’s recent bankruptcy filing, which has put an automatic stay on further proceedings in this matter.

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

NOTE 9 – EMPLOYEE BENEFITS

Southland Health Services, Inc. formerly a wholly-owned subsidiary of the Company until February 1, 2007 when it became an equity method investment maintains a 401(k) profit sharing plan that covers all eligible employees who have had at least one year of employment with the subsidiary. In accordance with the plan, the Company may match a percentage of the employee contributions determined at the end of the plan year on a discretionary basis by the management of the company.

NOTE 10 – DEFERRED INCOME TAXES

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

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

	2007	2006
Deferred Tax Asset/(Liability)	$182,928	$-0-
Valuation Allowance	$(182,928)	-0-

Deferred Tax Asset /(Liability)– Net	$-0-	$-0-

NOTE 11: NOTES RECEIVABLE

The Note discussed here is included on the books and records of Southland Health Services, Inc. and was discontinued being reported on Paladin Holdings, Inc. as of February 1, 2007 when the Southland was converted from a consolidated subsidiary to an equity method investment. Glenn Crawford, the previous Chief Executive Officer and majority shareholder of the Company issued the following promissory notes to Emergystat, Inc., a subsidiary of the Company: (1) a promissory note dated December 31, 2002 having an original principal balance of $702,568, (2) a promissory note dated December 31, 2003 having an original principal balance of $1,000,000, and (3) a promissory note dated December 31, 2003 issued by Crawford having an original principal balance of $500,000 (each individually, a “Crawford Note,” and collectively, the “Crawford Notes”). In total, Glenn Crawford borrowed, in the aggregate, an original principal amount of $2,202,568 from Emergystat, Inc. (the “Original Borrowings”). Prior to the acquisition of Southland Health Services, Inc. by Bad Toys Holdings, Inc., Glenn Crawford was the majority shareholder of Southland. He was also the majority shareholder of Emergystat, Inc. and Emergystat of Sulligent, Inc. prior to their roll up into Southland. Mr. Crawford controlled all operations and activities as majority shareholder. Mr. Crawford received direct cash loans and directed other payments for his personal benefit. These transactions were recorded as loans to Mr. Crawford in the records of the Company or its subsidiaries. Company auditors provided notes for Mr. Crawford to execute for the benefit of the Company to document his transactions.

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

NOTE 12: LETTER OF CREDIT

In September 2006, the Southland entered into an agreement with BB & T (the bank) of Kingsport, TN whereas the bank issued a letter of credit in the amount of $1,000,000.00 for the benefit of U.S Fire Insurance Company of Morristown, NJ as underlying collateral for the Company’s workers compensation policy. This letter of credit is fully supported by a CD in the amount of $1,000,000.00 which is held by the bank. The letter of credit is in the name of Southland Health Services, Inc.

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

NOTE 13: WORKER COMPENSATION INSURANCE

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

NOTE 14 – SEGMENT INFORMATION

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

NOTE 15: SOUTHLAND HEALTH SERVICE, INC. SPIN OFF

Paladin Holdings, Inc., the 100% owner of Southland Health Services, Inc. (the Company) declared a stock dividend of .9825 shares of Southland Health Services, Inc. common stock for each Paladin Holdings, Inc. common share issued and outstanding as of January 12, 2006. Southland’s Form S-1 was approved by the

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2007(unaudited) and 2006 (unaudited) and December 31, 2006

Securities and Exchange Commission on January 8, 2007 enabling Bad Toys to complete the “spin off” of 75% of its ownership in Southland. The declared stock dividend date was effectively changed to January 31, 2007 with a distribution date of February 1, 2007 as required by NASD. The “spin off” was completed on February 1, 2007. On February 1, 2007, Paladin Holdings, Inc. distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc.) (“Paladin,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all the assets of American Eagle Manufacturing Company Inc., including its California Manufacturing License.

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

RESULTS OF OPERATIONS – FOR THE QUARTER and SIX MONTHS ENDING JUNE 30, 2007 AND 2006

REVENUES

For the three month period ended June 30, 2007, we had revenues of $226,035, a decrease of $8.2 million when compared with the revenue for the three month period ended June, 2006 of $8,958,287. The decrease in our revenue is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

For the six month period ended June 30, 2007 the Company had net revenues of $301,681 compared to net revenues for the period ended June 30, 2006 of $17,700,892. The decrease in our revenues for the six months ended June 30, 2007 is due principally to the spinoff of the formerly 100% owned Southland Division.

OPERATING COST

For the three month period ended June 30, 2007, our operating cost were $434,179 as compared to $8,233,861 for the same period last year. The decrease in cost during the quarter ended June 30, 2007 is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

For the six month period ended June 30, 2007 our operating cost were $987,206 compared to $15,817,148 for the same period in 2006. The decrease in cost during the six months ended June 30, 2007 is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

NET INCOME

For the three month period ended June 30, 2007, the Company had a net loss of ($282,217), compared to net earnings of $581,582 for the same period in 2006. This decrease in net income is due principally to the spinoff of the formerly 100% owned Southland Division.

For the six month period ended June 30, 2007, the Company had a net loss was ($778,672) as compared to net earnings of $1,471,899 or the same period in 2006. This decrease in net income is due principally to the spinoff of the formerly 100% owned Southland Division.

Quarters Ending June 30, 2007 and 2006

Operating Activities. Net cash provided by continuing operations operating activities was $.4 million for the quarter ended June 30, 2007 as compared to cash provided by continuing operations of $.5 million for the quarter ended June 30, 2006. Contributing to the cash provided from operating activities for the quarter ended June 30, 2007 was a net loss of ($.3) million offset by cash provided by changes in working capital of $.7 million.

Investing Activities. Investing activities related to continuing operations used cash of ($.3) million for the quarter ended June 30, 2007 as compared to cash used in investing activities of ($.7) million for the quarter ended June 30, 2006. The cash used in the quarter ending June 30, 2007 primarily relates to the Company’s adjustments in its investment in Southland Health Services, Inc., a formerly wholly owned subsidiary.

Financing Activities. During the quarter ended June 30, 2007 the Company used ($.03) million in cash primarily in payments on notes as compared to cash provided by financing activities of $.1 million in the same quarter last year. The cash provided from financing activities in the quarter ended June 30, 2006 primarily relates to loans from an officer of the Company.

Six months Ending June 30, 2007 and 2006

Operating Activities. Net cash provided by continuing operations operating activities was $.7 million for the six months ended June 30, 2007 as compared to cash provided by continuing operations of $1.1 million for the six months ended June 30, 2006. Contributing to the cash provided from operating activities for the quarter ended June 30, 2007 was a net loss of ($.8) million offset by cash provided by changes in working capital of $1.9 million.

Investing Activities. Investing activities related to continuing operations used cash of ($.7) million for the six months ended June 30, 2007 as compared to cash used in investing activities of ($1.2) million for the six months ended June 30, 2006. The cash used in the quarter ending June 30, 2007 primarily relates to the Company’s adjustments in its investment in Southland Health Services, Inc., a formerly wholly owned subsidiary.

Financing Activities. During the six month period ended June 30, 2007 the Company used ($.5) million in cash primarily in payments on notes as compared to cash used by financing activities of ($.5) million in the same quarter last year.

Liquidity and Capital Resources

Cash and cash equivalents were $74,257 and $74,216 as of June 30, 2007 and December 31, 2006, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from customer revenues. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service (“IRS”) and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. Southland is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the IRS and GE Capital. In addition to obtaining an asset-based line of credit, the Company’s financing plans for 2007 also include raising additional capital through a private placement of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Borrowing Arrangements

Senior Secured Credit Facility. As part of, and as a condition to the Company’s acquisition of its former subsidiary, Southland Health Services, Inc., on February 3, 2005, the Company allegedly guaranteed the performance of Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of

Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”) under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Borrower allegedly defaulted under both the GE Line of Credit and the GE Healthcare Obligation. As a result of the alleged default, GE Capital has filed suit against the Company seeking enforcement of its alleged guaranty of these obligations (for a further discussion, please see the section entitled “Part II, Item 1, Legal Proceedings”). On or about February 26, 2007, the Court granted GE Capital’s Motion for Summary Judgment against the Company in part in the amount of $1,745,452 and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter resulted in a final judgment granted to GE Capital for a total sum of $1,900,000.

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

As previously stated the Company is in negotiations and if successful will enter into a new asset-based line of credit, whose proceeds in part will be used to satisfy the judgment obtained by GE Capital.

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

A significant portion of our revenue is derived from Medicare, Medicaid, and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). Medical transportation and related service fees are recognized when services are provided and are recorded net of contractual discounts applicable to Medicare, Medicaid and other third party payors. Due to the complex healthcare reimbursement system and the length of the collection cycle with respect to medical transportation and related services fees, it is necessary to estimate the amount of these discounts at the time revenue is recognized. The collectibility of these fees is analyzed using historical collection experience. Using collection data resident in our billing system, we estimate the percentage of gross medical transportation and related services fees that will not be collected and record provisions for both discounts and doubtful accounts. The portion of the provision allocated to discounts is based on historical write-offs relating to such discounts as a percentage of the related gross revenue recognized. The ratio is then applied to current period gross medical transportation and related services fees to determine the portion of the provision that will be recorded as a reduction of revenue. The remaining amount is recorded as a provision for doubtful accounts. If the historical data used to calculate these estimates does not properly reflect the ultimate collectibility of the current revenue stream, revenue could be overstated or understated. For example, third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim. Discounts applicable to Medicare, Medicaid, and other third-party payors related to continuing operations, which are reflected as a reduction of medical transportation and related services revenue. To comply with industry reporting and effective with the quarter ended March 31, 2007, the Company began presenting its net revenue on its financial statements, net of allowance for bad debts.

Our estimates and assumptions have been accurate in the past. However, due to the inherent complexity of these calculations, including the interpretation of governmental regulations and private insurance contract provisions, our actual revenues and net income and our accounts receivable, could vary from the amounts reported.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Pacific Capital, L.P. v. Emergystat, Inc., et al. On August 24, 2005, Pacific Capital, LP (“Pacific Capital”) filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee, Civil Action No. C36478(M) naming eleven defendants, including the Company and Southland Health Services, Inc., Emergystat, Inc. and Southland Health Services, LLC, former subsidiaries of the Company. The complaint seeks to recover $874,437.44 (plus interest, costs, and attorney’s fees) that Pacific Capital alleges it is owed under a Secured Promissory Note issued by Quality Care Ambulance Service, Inc. (“QCA”) and Quality Transportation Services, Inc. (“QTS”) to Pacific Capital in the original principal amount of $1,000,000 (the “Note”). The complaint also seeks an award of punitive damages in the amount of $3 million, or alternatively, an award of treble damages. The primary crux of Pacific Capital’s complaint is centered on its allegations that Southland Health Services, LLC, assumed a debt owed to Pacific Capital by QCA in the amount of $602,389.43 and that Southland Health Services, Inc. and the Company are liable to Pacific Capital under a successor-in-interest and/or merger/consolidation theory. On August 15, 2007, the Pacific Capital settled claims against all Defendents in the above-referenced matter for a total sum of seventy thousand dollars ($70,000)

Cornell Capital Partners, L.P. v. Paladin Holdings, Inc., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The complaint also alleges that the Company owes Cornell interest, attorneys’ fees and costs pursuant to certain contracts, which could amount to more than the alleged debt. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. The Company cannot predict what will be the outcome of the litigation.

Mississippi Division of Medicaid Investigation. On October 1, 2004, the Attorney General of Mississippi, through its Medicaid Fraud Control Unit, initiated an investigation of the Company’s former subsidiary, Med Express of Mississippi, LLC (“Med Express”), regarding various billing issues including Leake County, Mississippi. Med Express is a subsidiary of Southland Health Services, Inc., a former subsidiary of the Company. The period under review is from January 2000 through December 2004, which occurred prior to the acquisition of Southland Health Service, Inc. by the Company. Southland Health Services, Inc. is contractually obligated by the county governments to provide Advance Life Support (“ALS”) service in response to all calls it receives in the Mississippi counties in which it operates. Due to this, prior management billed the State of Mississippi at an ALS rate for each transport provided, even if a Basic Life Support (“BLS”) service would have been sufficient under the circumstances. The State of Mississippi has taken the position that it should have been billed at a BLS rate if a BLS transport was provided, regardless of what type of service mandated by the county. Due to these actions, the State of Mississippi has issued a draft assessment to Southland Health Services, Inc. based on a statistical sample, which the Company believes contains multiple errors. The Company has hired an expert statistician to review the findings of the State of Mississippi. The consultant and the State individuals are working together to resolve the statistical sample matters. An estimate cannot be made as to the likelihood of an adverse outcome and we cannot give and estimate a range of loss. However, the Southland has instructed it counsel to make an offer of settlement in the amount of $1.15 million. The Company has charged this settlement offer to the Note due from Mr. Crawford as this investigation relates to the periods 2001-2004 during the time the Company was owned by Mr. Crawford and was not disclosed by Mr. Crawford at the time he sold the Company to Bad Toys Holdings Inc. The Company continues to treat this matter very seriously and is working with the Attorney General to resolve this matter as expeditiously as possible. In addition, it now bills the State of Mississippi based on the type of service provided and no longer bases its billing on the type of ambulance used to perform the service.

General Electric Capital Corporation v. Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc.) On March 3, 2006, GE Capital filed a complaint against the Company in the United States District Court for the District of Maryland, Civil Action No. 06-cv-559. GE Capital’s complaint arose from the Tri-Party Agreement that GE Capital contends obligates the Company to guarantee the performance of its former subsidiaries, Emergystat, Inc., a Mississippi corporation, Emergystat of Sulligent, Inc., an Alabama corporation, Extended Emergency Medical Services, Inc., an Alabama corporation, and Med Express of Mississippi, LLC, a Mississippi limited liability company (collectively, the “Borrower”), under that certain Loan and Security Agreement dated April 30, 2003 by and among the Borrower and GE Capital (the “GE Line of Credit”) and the Borrower’s payment of its obligation to GE Healthcare Financial Services (the “GE Healthcare Obligation”) (the “Guaranty”). The GE Line of Credit is a $5,000,000 revolving line of credit with a term of two years and a minimum interest rate of 6.5% and is secured by the Borrower’s accounts receivables. The Company responded to the complaint and filed affirmative defenses that, if successful, would deny any relief in favor of GE Capital. On October 12, 2006, GE Capital moved for summary judgment against the Company, seeking at least $2 million on its claims. Both parties exchanged written discovery in the case, and the Company deposed GE Capital. On February 26, 2007, the Court heard oral argument on GE Capital’s motion for summary judgment. After the hearing, the Court granted GE Capital’s motion in part in the amount of $1,745,452, and deferred ruling on the balance of GE Capital’s claims in the approximate amount of $532,000. A final hearing on the matter resulted in a final judgment granted to GE Capital for a total sum of $1,900,000.

Paladin Holdings, Inc. v. Glenn Crawford, et al. On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on December 26, 2004, by which the Company purchased all of the outstanding stock of Southland Health Services, Inc. The defendants misrepresented to the Company the financial condition of Southland Health

Services, Inc., thereby causing a significant inflation in the agreed upon purchase price. The Company has asserted various claims, and with the litigation, it expects to obtain at least a reduction in the purchase price of Southland Health Services, Inc. The Company has also demanded compensatory and punitive damages. Defendant Joseph Cerone was voluntarily dismissed from the case of Pacific Capital, L.P. v. Emergystat, Inc., et al.; therefore, his motion to consolidate the Pacific Capital case with this case is now moot. Defendant Cerone’s bankruptcy filing has put an automatic stay on further proceedings in this matter.

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

On February 9, 2007, the Approving Stockholder approved a change in domicile of the Company from Nevada to Florida, which will be accomplished through merging the Company with and into Paladin Holdings, Inc., a newly formed Florida corporation (“Paladin”), with Paladin surviving the merger. The principal purpose of the merger is to change the Company’s name from Paladin Holdings, Inc. to Paladin Holdings, Inc., as the name “Paladin Holdings, Inc.” was not available in Nevada.

In accordance with the proposed form of Agreement of Merger and Plan of Reorganization (a copy of which is attached to the Preliminary 14C filed with the Securities and Exchange Commission), the merger will result in: (i) the change of the Company’s corporate name from Paladin Holdings, Inc. to Paladin Holdings, Inc.; (ii) a change of domicile to the State of Florida, which means that the surviving corporation will be governed by the laws of the State of Florida instead of Nevada; (iii) Paladin’s Articles of Incorporation becoming the Articles of Incorporation of the Company; and (iv) Paladin’s Bylaws becoming the Bylaws of the Company.

In connection with the change in domicile, each shareholder will be entitled to receive one share of common stock of Paladin for each share of common stock of Company. Additionally, the persons serving presently as executive officers and directors of the Company will continue to serve Paladin in their same, respective positions.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.0	Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Paladin Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

10.1	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.2	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.6	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

Exhibit	Description
10.11	Asset Purchase Agreement by and among Paladin Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.12	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Paladin Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

10.13	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.14	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.15	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.16	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.17	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.5 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.18	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.6 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.19	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.20	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

Exhibit	Description
10.21	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

20.1	Schedule 14C Definitive Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934, previously filed on July 2, 2007, is hereby incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Risk Factors incorporated by reference into Part II - Item 1A of this report.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN HOLDINGS, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Date: August 20, 2007