Form 10-Q
period 2007-09-30
Paladin Holdings Inc/FL
filed 2007-11-19
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s common stock as of November 10, 2007 was 22,512,818.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets As of September, 2007 (unaudited) As of December 31, 2006	3

	Consolidated Statements of Income Three Months ended September 30, 2007 and 2006 (unaudited) and Nine Months ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows Three Months ended September 30, 2007 and 2006 (unaudited) Nine Months ended September 30, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	32

Item 4	Submission of Matters to a Vote of Security Holders	32

Item 5	Other Information	33

Item 6	Exhibits	33

PART I FINANCIAL INFORMATION

BAD TOYS HOLDINGS, INC.

C0NSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$69,174	$74,216
Investments	5,789,534	1,002,000
Accounts receivable—Trade	134,030	10,854,563
Inventory	1,242,440	1,387,887
Prepaid expenses	115,602	575,832

TOTAL CURRENT ASSETS	7,350,780	13,894,498

FIXED ASSETS
Buildings	1,800	471,581
Furniture & fixtures	86,572	188,703
Equipment	1,268,080	3,069,476
Vehicles	258,769	4,693,698
Leasehold improvements	112,345	127,758

	1,727,566	8,551,216
Less: Accumulated depreciation	(737,195)	(4,964,487)

	990,371	3,586,729

OTHER ASSETS
Prepaid insurance and deposits	7,173	732,559
Notes receivable	385,187	6,076,277
Deferred tax benefit	1,091,410	—
Other assets	40,578	194,846
Prepaid stock expense	208,048	683,048
Goodwill	230,780	230,780

	1,963,176	7,917,510

	$10,304,327	$25,398,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$830,692	$1,389,374
Accounts receivable line of credit	—	1,245,908
Bank overdrafts	16,389	1,380,353
Accrued wages	—	245,289
Accrued and withheld taxes	1,341,348	8,932,468
Other liability	—	406,876
Deferred tax liability	—	73,100
Note payable	698,721	698,721
Current portion of Notes payable	12,942	741,521

TOTAL CURRENT LIABILITIES	2,900,092	15,113,610

Long-term Debt
Notes payable	—	1,044,440
Notes payable—officer	1,141,154	1,711,330

	1,141,154	2,755,770

TOTAL LIABILITIES	4,041,246	17,869,380

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	225,128	222,628
Additional contributed capital	7,193,573	7,169,073
Retained earnings/(deficit)	(1,974,508)	1,751,661
Accumulated other comprehensive loss	—	(2,432,893)

	6,263,081	7,529,357

	$10,304,327	$25,398,737

See accompanying notes and accountant’s report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Nine Months Ended September 30, 2007 and 2006

	Quarter to Date		Year to Date
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES	$144,382	$11,629,328	$445,998	$33,205,920

EXPENSES
Payroll and employee benefits	167,507	6,654,278	541,697	17,942,324
Provision for doubtful accounts	171,019	2,041,042	168,018	6,055,111
Depreciation and amortization	94,975	214,467	183,455	548,309
Other operating expense	547,491	2,386,953	1,083,436	6,504,175

	980,992	11,296,740	1,976,606	31,049,919

OPERATING INCOME	(836,610)	332,588	(1,530,608)	2,156,001

OTHER INCOME/(EXPENSE)
Interest income	—	71,321		190,242
Interest expense	(50,774)	(107,150)	(159,972)	(469,655)
Miscellaneous	—	119,241	—	572,102

Total Other Income/(Expense)	(50,774)	83,412	(159,972)	292,689

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(887,384)	416,000	(1,690,580)	2,448,690

TAX BENEFIT/(PROVISIONS)	299,977	(97,915)	299,977	(832,555)

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	$(587,407)	$318,085	$(1,390,603)	$1,616,135

Equity in earnings of unconsolidated subsidiary	81,275	—	97,328	—

NET INCOME (LOSS)	(506,132)	318,085	(1,293,275)	1,616,135

NET INCOME/(LOSS) from operations per share	$(0.04)	$0.02	$(0.08)	$0.13

NET INCOME/(LOSS) per share	$(0.02)	$0.02	$(0.06)	$0.08

Average shares outstanding	21,804,108	19,229,498	21,804,108	19,229,498

See accompanying notes and accountant's report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS' EQUITY

Three Months and Nine Months Ended September 30, 2007 and Year Ended December 31, 2006

					ADDITIONAL PAID IN CAPITAL		RETAINED (DEFICIT)/ EARNINGS
	PREFERRED STOCK		COMMON STOCK			STOCK WARRANTS
	SHARES	AMOUNT	SHARES	AMOUNT				TOTAL
Balance at
December 31, 2006	818,888	$818,888	22,262,818	$222,628	$7,169,073	$—	$(681,232)	$7,529,357

Stock issued for services	—	—	150,000	1,500	19,500		—	$21,000
Stock issued for services	—	—	100,000	1,000	5,000		—	$6,000
Net other comprehensive income	—	—	—	—	—	—	(1,293,276)	$(1,293,276)

Balance September 30, 2007	818,888	818,888	22,512,818	225,128	7,193,573	—	(1,974,508)	6,263,081

See accompanying notes and accountant's report.

BAD TOYS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Nine Months Ended September 30, 2007 and 2006

	Quarter to Date		Year to Date
	September 30,		September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income	$(506,132)	$318,085	$(1,293,275)	$1,616,135
Adjustments to reconcile Net Income to Net Cash provided from operating activities:
Depreciation and amortization	94,975	214,467	183,455	548,309
Stock for services	6,000	—	27,000	25,000
Deferred tax benefit	1,091,410	—	1,091,410	—

Changes in Assets and Liabilities-net
Accounts receivable	(226,766)	(719,000)	(222,769)	(1,592,070)
Inventory	(194,206)	(141,059)	(145,447)	(370,605)
Other assets	(384,421)	(319,781)	(295,359)	(487,695)
Accounts payable	7,719	459,185	(17,943)	300,579
Accrued wages	—	2,422	—	(274,237)
Accrued, other liabilities and withheld taxes	294,906	1,703,679	2,000	3,439,295

CASH FLOWS FROM OPERATING ACTIVITIES	183,485	1,517,998	(670,928)	3,204,711

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(20,863)	(91,946)	(6,825)	(696,392)
Notes receivable-net	—	191,388	(45,850)	(190,169)
Investments	110,500	(402,000)	915,147	(402,000)

CASH FLOWS FROM INVESTING ACTIVITIES	89,637	(302,558)	862,472	(1,288,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from/payments on Notes Payable—net	(4,200)	(1,249,229)	(12,600)	(1,604,092)
Proceeds from/Payments to Shareholder Debt—Net	(274,005)	45,280	(183,986)	(354,352)
Proceeds from sale of stock	—	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	(278,205)	(1,203,949)	(196,586)	(1,958,444)

NET CASH INCREASE/(DECREASE)	(5,083)	11,491	(5,042)	(42,294)
CASH AT BEGINNING OF PERIOD	74,257	71,911	74,216	125,696

CASH AT END OF PERIOD	$69,174	$83,402	$69,174	$83,402

Cash paid for interest	$50,774	$209,597	$159,973	$572,102

See accompanying notes and accountant's report.

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

Notes Receivable

Substantially all of the monies classified as Notes Receivable are from the previous owners of its Southland subsidiary. The notes allow for accrued interest at “Wall Street Journal” prime and become due over the next six years. The notes allow for increases in amounts due the Company, if the Company determines any funds previously used by and accounted for by the Company as Company costs or purchases were actually for the benefit of the previous owner. The balance of the note at December 31, 2006 was $6,076,277. The notes receivable at September 30, 2007 is $385,187.

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

Goodwill—Intangibles

The goodwill balance at September 30, 2007 and December 31, 2006 is $230,780 and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase. This balance is reviewed by management annually to determine impairment.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

The Company is engaged in the manufacture and servicing of highly customized motorcycles. The Company performs credit evaluations of customers in the rare cases where credit is granted and generally requires no collateral from its customers.

During the year 2006 and two months of 2007, the Company operated in Alabama, Florida, Louisiana, Tennessee, Virginia, Kansas, and Mississippi. Over 60% of the Company’s revenues consist of billings to Medicare and Medicaid and approximately 23% of the Company’s billing is to private insurance accounts. As such, the Company feels its overall credit risk is limited to those customers who are private pay and make up less than 17% of the Company’s overall revenue and therefore is very limited.

The Company maintains several bank accounts to conduct its operations. One or more of these accounts may have exceeded federally insured deposit limits during the periods ended September 30, 2007 and December 31, 2006.

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

Income Tax Valuation Allowance

The Company has net deferred tax liabilities resulting from book and tax depreciation differences as of December 31, 2006. The Company had deferred tax assets as of September 30, 2007. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

NOTE 2. INVENTORY:

	September 30, 2007	December 31, 2006
Raw material	146,423	84,230
Product for resale	539,073	480,286
Work in process	179,901	179,901
Finished goods	377,042	643,470

Total	1,242,439	1,387,887

NOTE 3 – ACCRUED AND WITHHELD TAXES

At September 30, 2007 and December 31, 2006 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security. In 2006, the overall outstanding payroll taxes payable to the IRS and states increased by approximately $2,900,000 from the balance as of December 31, 2005. The increase in payroll taxes outstanding was due to cash short falls created by the lack of our normal operating line of credit and the impact of two different hurricanes, primarily Katrina, in the area in which the Company operates. The Company is currently in negotiations to obtain certain debt instruments which would allow the Company to satisfy it past due payroll tax obligations. The Company believes that under normal operational conditions, cash provided from operations will allow the Company to remain current on any future payroll tax obligations. In the event the Company is unsuccessful in its efforts to secure an asset based line of credit, the Company will have to increase its efforts to secure financing through an alternative means, such as the public or private sale of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition.

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

NOTE 4 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Ambulance financing	—	1,271,681
Acquisition debt	—	494,612
A/R Financing	—	1,245,908
All other debt	711,663	718,389

Total	711,663	3,730,590
Less Current Portion	(711,663)	(2,686,150)

Total Long Term Debt	—	1,044,440
Note Payable Officer	1,141,154	1,711,330

Total Notes Payable—Long Term	1,141,154	2,755,770

Long-term debt maturities are as follows:

Year 1	$1,141,154
Year 2	—
Year 3	—
Year 4	—
Year 5	—

$1,141,154

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

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at September 30, 2007 and December 31, 2006 is $698,722.

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

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at June 30, 2007 and December 31, 2006. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2006, $260,000 of this debt was converted to 2,600,000 shares of common stock. The balance outstanding was $976,299 and $1,711,330 at September 30, 2007 and December 31, 2006, respectively.

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

NOTE 7 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at September 30, 2007 and December 31, 2006.

Common Stock

There were 22,512,818 and 22,262,818 shares outstanding at September 30, 2007 and December 31, 2006, respectively.

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

NOTE 10 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $1,091,410 and $-0-, at September 30, 2007 and December 31, 2006, respectively.

	2007	2006
Tax provision – Year end	$-0-	$644,853
Tax Benefit – from years prior to 2005	-0-	-0-

Tax Benefit/(Provision) Net	$-0-	$644,853

The Company has a current year tax provision of $644,853 at December 31, 2006. The March 31, 2007 NOL created a deferred tax asset for the Company.

	2007	2006
Deferred Tax Asset/(Liability)	$1,091,410	$-0-
Valuation Allowance	$(1,091,410)	-0-

Deferred Tax Asset /(Liability)– Net	$-0-	$-0-

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

Paladin Holdings, Inc.

Notes to Financial Statements

September 30, 2007 (unaudited) and 2006 (unaudited) and December 31, 2006

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

As a result of the Spin-Off, the Company’s revenues and expenses will decline significantly, as the Company will only conduct operations in the motorcycle and street rod industry. Therefore, the Company’s financial results for the quarter ended September 30, 2007 will differ materially from those set forth in this report on Form 10-Q. While the Company will maintain its investment in Southland, Southland’s revenues, expenses and profits will be reported by Southland separately. Southland’s financial results are available at www.sec.gov.

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

RESULTS OF OPERATIONS – FOR THE QUARTER and NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

REVENUES

For the three month period ended September 30, 2007, we had revenues of $.1 million, a decrease of $11.2 million when compared with the revenue for the three month period ended September , 2006 of $11.1 million. The decrease in our revenue is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

For the nine month period ended September 30, 2007 the Company had net revenues of $.4 million compared to net revenues for the period ended September 30, 2006 of $33 million. The decrease in our revenues for the nine months ended September 30, 2007 is due principally to the spinoff of the formerly 100% owned Southland Division.

OPERATING COST

For the three month period ended September 30, 2007, our operating cost were $1 million as compared to $11 million for the same period last year. The decrease in cost during the quarter ended September 30, 2007 is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

For the nine month period ended September 30, 2007 our operating cost were $2 million compared to $31 million for the same period in 2006. The decrease in cost during the nine months ended September 30, 2007 is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

NET INCOME

For the three month period ended September 30, 2007, the Company had a net loss of ($506,132), compared to net earnings of $318,085 for the same period in 2006. This decrease in net income is due principally to the spinoff of the formerly 100% owned Southland Division.

For the nine month period ended September 30, 2007, the Company had a net loss was ($1,293,275) as compared to net earnings of $1,616,135 or the same period in 2006. This decrease in net income is due principally to the spinoff of the formerly 100% owned Southland Division.

Quarters Ending September 30, 2007 and 2006

Operating Activities. Net cash provided by continuing operations operating activities was $.2 million for the quarter ended September 30, 2007 as compared to cash provided by continuing operations of $1.5 million for the quarter ended September 30, 2006. Contributing to the cash provided from operating activities for the quarter ended September 30, 2007 was a net loss of ($.5) million offset by cash provided by changes in working capital of $.7 million.

Investing Activities. Investing activities related to continuing operations used cash of ($.1) million for the quarter ended September 30, 2007 as compared to cash used in investing activities of ($.3) million for the quarter ended September 30, 2006. The cash used in the quarter ending September 30, 2007 primarily relates to the Company’s adjustments in its investment in Southland Health Services, Inc., a formerly wholly owned subsidiary.

Financing Activities. During the quarter ended September 30, 2007 the Company used ($.3) million in cash primarily in payments on notes as compared to cash provided by financing activities of $1.2 million in the same quarter last year. The cash provided from financing activities in the quarter ended September 30, 2006 primarily relates to loans from an officer of the Company.

Nine months Ending September 30, 2007 and 2006

Operating Activities. Net cash used by continuing operations operating activities was $.7 million for the nine months ended September 30, 2007 as compared to cash provided by continuing operations of $3.2 million for the nine months ended September 30, 2006. Contributing to the cash provided from operating activities for the nine months ended September 30, 2007 was a net loss of ($1.2) million offset by cash provided by changes in working capital of $.5 million.

Investing Activities. Investing activities related to continuing operations provided cash of ($.8) million for the nine months ended September 30, 2007 as compared to cash used in investing activities of ($1.3) million for the nine months ended September 30, 2006. The cash used in the nine months ending September 30, 2007 primarily relates to the Company’s adjustments in its investment in Southland Health Services, Inc., a formerly wholly owned subsidiary.

Financing Activities. During the nine month period ended September 30, 2007 the Company used ($.2) million in cash primarily in payments on notes as compared to cash used by financing activities of ($1.9) million in the same time period last year.

Liquidity and Capital Resources

Cash and cash equivalents were $69,174 and $74,216 as of September 30, 2007 and December 31, 2006, respectively. The Company requires cash to pay its operating expenses, make capital expenditures and service its debt and other long-term liabilities. The Company’s principal source of funds is from customer revenues. The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations, but will not be sufficient to retire the full amount of the obligations asserted to be owing to the Internal Revenue Service (“IRS”) and General Electric Capital Corporation (“GE Capital”). The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. Southland is currently in negotiations to secure a $10,000,000 asset-based line of credit. If successful, the Company will use the proceeds from the line of credit to retire the full amount of the indebtedness asserted to be owing to the IRS and GE Capital. In addition to obtaining an asset-based line of credit, the Company’s financing plans for 2007 also include raising additional capital through a private placement of its equity securities. If the Company cannot secure a funding source to retire the indebtedness to the IRS and GE Capital, it may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, although we believe that our currently available working capital will be sufficient to continue our business for at least the next twelve (12) months, should our costs and expenses prove to be greater than we currently anticipate due to the unsuccessful outcome of any of the legal proceedings described in this filing, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through the acquisition of new product lines, the depletion of our working capital would be accelerated. As noted above, we are seeking to secure a $10,000,000 asset-based line of credit. However, we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

In total, the Internal Revenue Service has assessed Sulligent with a deficiency of approximately $5,800,000 and may levy Sulligent’s assets to satisfy this deficiency. The Company is treating this matter very seriously and is working aggressively with the Internal Revenue Service to resolve this matter. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the Internal Revenue Service and GE Capital. However, if the Company cannot secure a funding source to retire the indebtedness to the IRS and the IRS proceeds to levy, Sulligent filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Laws on October 4, 2007 or liquidate certain material assets to satisfy these debts. Either of these alternatives would have a material adverse effect on the Company’s results of operations and financial condition. The Company may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts.

Liquidity And Proposed Plans For The Next Twelve Months

The Company’s management believes that the Company’s cash on hand and funds generated from operations will be sufficient to fund its ongoing operations throughout the upcoming year, but will not be sufficient to retire its outstanding obligations to the Internal Revenue Service and GE Capital. The Company is currently in negotiations to secure a $10,000,000 asset based line of credit. If successful, the Company will use the proceeds from this line to retire the indebtedness to the Internal Revenue Service and GE Capital. However, no assurances can be given as to the outcome of these negotiations. The Company may be forced to file bankruptcy or liquidate certain material assets to satisfy these debts.

The Company expects to identify from time to time, as part of its growth strategy, potential acquisition candidates and, depending on the size of the acquisition require additional capital to be provided either through increases in an asset-based line of credit, various structured financing, or equity raises.

Contractual Obligations and Commercial Commitments

The following table describes our commitments to settle contractual obligations as of December 31,2006:

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
3.0	Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2.1 to the Company’s Form 10, are hereby incorporated herein by reference.

3.2	Articles of Amendment to and Restatement of Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2.2 to the Company’s Form 10, are hereby incorporated herein by reference.

3.3	Articles of Amendment to the Articles of Incorporation of Paladin Holdings, Inc., previously filed as Exhibit 2.3 to the Company’s Form 10, are hereby incorporated herein by reference.

3.4	By-Laws of Paladin Holdings, Inc., previously filed as Exhibit 2.4 to the Company’s Form 10, are hereby incorporated herein by reference.

4.1	2004 Stock Compensation Plan, previously filed as an exhibit to the Company’s registration statement on Form S-8 (No. 333-112548), is hereby incorporated herein by reference.

10.1	Escrow Agreement with Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated June 2, 2004, previously filed as Exhibit 10.2 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.2	Standby Equity Distribution Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.3 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.3	Registration Rights Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.4 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.4	Escrow Agreement with Cornell Capital Partners, LP, dated June 2, 2004, previously filed as Exhibit 10.5 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.5	Placement Agent Agreement with Newbridge Securities Corporation dated June 2, 2004, previously filed as Exhibit 10.6 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.6	Securities Purchase Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.7 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.7	Secured Convertible Debenture, dated June 2, 2004, previously filed as Exhibit 10.8 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.8	Investor Registration Rights Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.9 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.9	Security Agreement with Cornell Capital Partners, LP dated June 2, 2004, previously filed as Exhibit 10.10 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.10	Warrant, dated June 2, 2004, previously filed as Exhibit 10.11 to Form SB-2 dated July 15, 2004, is hereby incorporated herein by reference.

10.11	Asset Purchase Agreement by and among Paladin Holdings, Inc., Gambler Motorcycle Company, and Gambler Competition Center, Inc., dated January 5, 2005, previously filed on Form 8-K dated January 11, 2005, is hereby incorporated by reference.

10.12	Capital Stock Purchase Agreement by and among Glenn Crawford, Joseph Cerone, Joseph Donavan, Southland Health Services, Inc., and Paladin Holdings, Inc., dated February 4, 2005, previously filed on Form 8-K dated February 9, 2005, is hereby incorporated by reference.

10.13	Tri Party Agreement dated February 3, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.14	Restructuring Agreement dated March 18, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated May 16, 2005, is hereby incorporated herein by reference.

10.15	Amendment No. 1 to Restructuring Agreement dated April 29, 2005 by and among Emgerystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.3 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.16	Forbearance Agreement dated May 31, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.4 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.17	Second Forbearance Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.5 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.18	Indemnification Agreement dated July 15, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.6 to Form 10-QSB dated August 15, 2005, is hereby incorporated herein by reference.

10.19	Third Forbearance Agreement dated September 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.20	Fourth Forbearance Agreement dated October 1, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

10.21	Fifth Forbearance Agreement dated November, 2005 by and among Emergystat, Inc., Emergystat of Sulligent, Inc., Extended Emergency Medical Services, Inc. Med Express of Mississippi, LLC, Paladin Holdings, Inc. and General Electric Capital Corporation, Inc., previously filed as Exhibit 10.1 to Form 10-QSB dated November 14, 2005, is hereby incorporated herein by reference.

20.1	Schedule 14C Definitive Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934, previously filed on July 2, 2007, is hereby incorporated herein by reference.

23.1	Report of Independent Certified Public Accountants.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Risk Factors incorporated by reference into Part II - Item 1A of this report.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALADIN HOLDINGS, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer

Date: November 19, 2007