Form 10KSB
period 2007-12-31
Paladin Holdings Inc/FL
filed 2008-04-15
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50059

PALADIN HOLDINGS, INC.

(Name of small business issuer in its charter)

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

The issuer’s revenues for its most recent fiscal year were $854,688. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 14, 2007 is $450,240. The number of shares outstanding of the registrant’s common stock as of March 31, 2008 was 22,262,818.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PALADIN HOLDINGS, INC.

2007 FORM 10-KSB

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

INTRODUCTORY NOTE

On February 1, 2007, Paladin Holdings, Inc. ( “Paladin Paladin” or the “Company”) distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

No consideration was paid for the shares issued in the Spin-Off. Recipients of shares in the Spin-Off included Larry N. Lunan, President, Chief Executive Officer, acting Chief Financial Officer, and Chairman of the Board of Directors of the Company and of Southland, , Walter Clanton DuBose, Chief Operating Officer of the Company and of Southland, Roger Warren, member of the Board of Directors of the Company and of Southland, and Clinton Hubbard, member of the Board of Directors of the Company and of Southland.

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

GENERAL

BUSINESS OF THE COMPANY

Company Overview

Paladin Holdings, Inc. (“Paladin ,” “we,” “us,” or the “Company”) was incorporated on June 1, 2000, in the State of Nevada and is the successor to a motorcycle business, which was founded by one of our major shareholders, Larry N. Lunan. In September 2004, the Company acquired all the assets of American Eagle Manufacturing Company Inc., including its California Manufacturing License. While the Company’s Motorcycle Division still constructs and sells motorcycles to dealers nationwide, the Company’s primary source of revenue for the year ended December 31, 2006 is from its former subsidiary, Southland Health Services, Inc., which provided ambulance services.

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

On February 1, 2007, Paladin Holdings, Inc. ( “Paladin “ or the “Company”) distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Business Segments

Since the spin-off, the Company operates its business and markets its services through it’s motorcycle business segment only. Paladin and its subsidiaries (“Motor Cycle Division”) operate an integrated line of business activities for the motorcycle industry including frame, girder, and component parts manufacturing, manufacturing of production and custom complete motorcycles, manufacture of sprint car chassis, and manufacture of pedal and motorized go carts with styled bodies. Each of these companies also sells retail parts for these specialized auto and leisure areas.

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

The following is a detailed business description of our motorcycle business segment. Motorcycle Division-the Manufacture for Sale of Motorcycles from Component Parts

The Company designs distinctive V-Twin motorcycles with direct sales to customers and builds four models through American Eagle, which are distributed thru dealers. The Company builds custom-manufactured motorcycles in our shop in Kingsport, Tennessee and in our shop in Gallatin, Tennessee acquired in January 2005 from component parts available from motorcycle parts suppliers. We build motorcycles for distribution to dealers in Oceanside, California. The Company’s models are available on our website, www.badtoys.net.

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

Motorcycle Industry The most recent available sales numbers show for 2006 show a modest increase in overall motorcycle sales, which totaled 1,022,332 (Including scooter, street, dual sport and off-road types). This compares to 1,009,588 in 2005 for an increase of 1.3%.

	2005	2006	% Change
Scooter	56,899	54,268	- 4.6%
Street	646,097	680,679	+5.4%
Dual Sport	29,610	35,245	+19.0%
Off-Road	276,982	252,140	- 9.0%
Total	1,009,588	1,022,332	+1.3%

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

The motorcycle segment serves both the motorcycle and street rod segments of the automotive industry. The following sections provide some key insights to these industries.

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

Patents, Trademarks and Licenses

We have not applied for any patents or trademarks, and we have both California and Tennessee manufacturing licenses. We are not a licensed Harley-Davidson dealer, as we do not sell new Harley-Davidson motorcycles. Although the Company believes it has obtained common law rights, which are independent of the United States Patent and Trademark Office registration process, through the use of the name “Bad Toys, Gambler, and American Eagle “ in connection with its business, the failure of the Company to obtain proprietary protection in the future for the use of the name “Bad Toys, Gambler, and American Eagle,” could negatively affect the Company’s operations.

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

MOTORCYCLE DIVISION

As of December 31, 2007, we leased space for our retail and manufacturing operations at a single facility in a specially designed 3,000 square-foot retail and service building. The retail facility is located at 2046 West Stone Drive, Kingsport, Tennessee 37660. Our monthly rent is $2,155 for this facility.

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

Our motorcycle divisions do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS

Cornell Capital Partners, L.P. v. Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc)., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The complaint also alleges that the Company owes Cornell interest, attorneys’ fees and costs pursuant to certain contracts, which could amount to more than the alleged debt. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. The Company cannot predict what will be the outcome of the litigation.

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

(a) Market Information

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Security Dealers, Inc. under the symbol “PLHI.OB” The stock began trading on the Over-The-Counter Bulletin Board in November 2003.

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

	High Price	Low Price
Quarter Ended December 31, 2007	$.16	.05
Quarter Ended September 30, 2007	$.29	.06
Quarter Ended June 30, 2007	$.41	.21
Quarter Ended March 31, 2007	$1.30	.24
Quarter Ended December 31, 2006	$0.68	$0.46
Quarter Ended September 30, 2006	$1.25	$0.56
Quarter Ended June 30, 2006	$1.89	$0.71
Quarter Ended March 31, 2006	$2.48	$1.26

(b) Holders of Common Stock

As of March 31, 2008, we had approximately 252 holders of record of our common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

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

On February 1, 2007, the Company distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007. No consideration was paid for the shares issued in the Spin-Off. Recipients of shares in the Spin-Off included Larry N. Lunan, President, Chief Executive Officer, acting Chief Financial Officer, and Chairman of the Board of Directors of the Company and of Southland, Walter Clanton DuBose, Chief Operating Officer of the Company and of Southland, Roger Warren, member of the Board of Directors of the Company and of Southland, and Clinton Hubbard, member of the Board of Directors of the Company and of Southland. Southland registered the shares issued in the Spin-Off under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (file no. 333-134797).

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

RECENT SALES OF UNREGISTERED SECURITIES

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2007.

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

RESULTS OF OPERATIONS – YEAR ENDING DECEMBER 31, 2007 AND 2006

Revenues

Total revenues were $6.2 million for the year ended December 31, 2007 compared to $43.5 million for the year ended December 31, 2006. This decrease is primarily related to the spin-off of the company’s ambulance division, Southland Health Services, Inc. (see Notes to the Financial Statements, Note 15) The sales and related services of the Company’s motorcycle division accounted for only $.2 million of total revenues in 2006.

Operating Cost

The Company’s operating costs for fiscal 2007 was $7.2 million as compared to $41.4 million for fiscal 2006. This decrease is related to the spin-off of the Company’s Southland Health Services division. (see Notes to the Financial Statements, Note 15)

Provision for Doubtful Accounts

The Company’s provision for doubtful accounts was $.2 million for the year ended December 31, 2007, as compared to $8.1 million for the year ended December 31, 2006. This decrease is primarily related to the spin-off of the company’s ambulance division, Southland Health Services, Inc. (see Notes to the Financial Statements, Note 15)

Net Income/Loss

The net loss was $3.0 million for the year ended December 31, 2007 compared to net income of $.05 million for the year ended December 31, 2006. This decrease is primarily related to the spin-off of the company’s ambulance division, Southland Health Services, Inc. (see Notes to the Financial Statements, Note 15)

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to continue its improved cash collections and intense management of collections over the next twelve months in the ambulance service segment. The Company will continue to evaluate various opportunities through acquisitions.

Fiscal Year 2007

Operating Activities. Net cash used in operating activities for the year ended December 31, 2007 was $.1 million.

Investing Activities. Cash provided by investing activities for the year ended December 31, 2007 was $.05 million.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2007 was $.1 million. This included net loans provided by an officer of $.4 million offset by payments on other debt of 4.3 million.

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

Borrowing Arrangements

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

Liquidity

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $.74 million for the year ended December 31, 2006 to $.73 million for the year ended December 31, 2007, primarily due to the spin off of Southland Health Services, Inc. The Company’s management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled “Liquidity and Proposed Pans for the Next Twelve Months.”

Liquidity And Proposed Plans For The Next Twelve Months

The motorcycle segment is currently operating on a negative cash flow basis, which is forecasted to turn positive during the 3rd quarter of 2008 with the infusion of approximately $1,000,000 in working capital. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. The Company is currently in negotiations to secure a $2,000,000 asset-based line of credit. If successful, the Company will use the proceeds from this line to restructure the indebtedness. The Company’s plans include the addition of equity during 2008 thru a private placement even though the Company can sustain its current operations internally after a successful completion of an asset-based line of credit.

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

Claims Liability and Professional Liability Reserves. We are self-insured up to certain limits for costs associated with, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. The reserves for workers’ compensation claims are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns, changes in case reserves and the assumed rate of increase in healthcare. Our reserves for automobile, professional liability claims and general business claims are based on management’s review of historical experience and recent trends. Historical experience and recent trends are the most significant factors in the determination of these reserves. We believe the use of our methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. Our estimates and assumptions have been accurate in the past and our method of determining our estimates and assumptions has been applied consistently, except for a change in June 2005. In June 2005, we converted to a self-insured styled program for workers compensation insurance. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases.

Trade and Other Accounts Receivable. Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. We write off amounts not collected through our internal collection efforts to our bad debt allowance, and send these receivables to third party collection agencies for further follow-up collection efforts.

Revenue Recognition.

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

Pollard-Kelley Auditing Services, Inc.

Auditing Services                                                  4500 Rockside Road Suite 450, Independence, OH 441313 330-836-2588

Report of Independent Registered Public Accounting Firm

Board of Directors

Paladin Holdings, Inc. and subsidiaries

(Formerly Bad Toys Holdings, Inc. and Subsidiaries)

We have audited the accompanying balance sheets of Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc and Subsidiaries) as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has not generated significant revenues or profits to date after it spin-off of its formerly wholly owned subsidiary, Southland Health Services, Inc, in the first quarter of 2007. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management plans to relieve these problems, as discussed in the notes to the financial statements, by continuing to raise working capital either through stock sales or loans.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio

April 13, 2008

ITEM 7.	FINANCIAL STATEMENTS

PALADIN HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007, and 2006

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$73,659	$74,216
Investments	47,648	1,002,000
Inventory	1,250,521	1,387,887
Accounts receivable	649,508	10,854,563
Prepaid expenses	117,252	575,832

TOTAL CURRENT ASSETS	2,138,589	13,894,498

FIXED ASSETS
Buildings	1,800	471,581
Furniture & fixtures	86,572	188,703
Equipment	1,268,465	3,069,476
Vehicles	258,769	4,693,698
Leasehold improvements	112,345	127,758

	1,727,951	8,551,216

Less: Accumulated depreciation	(772,196)	(4,964,487)

	955,754	3,586,729

OTHER ASSETS
Prepaid insurance and deposits	7,173	732,559
Prepaid stock expense	208,048	683,048
Notes receivable	385,187	6,076,277
Other assets	4,035,355	194,846
Goodwill-Investments in contracts	229,280	230,780

	4,865,043	7,917,510

	$7,959,387	$25,398,737

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007, and 2006

	December 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$663,463	$1,389,374
Accounts receivable line of credit	—	1,245,908
Bank overdrafts	—	1,380,353
Accrued wages	—	245,289
Accrued and withheld taxes	568,814	8,932,468
Other liability	11,611	406,876
Deferred tax liability	—	73,100
Note Payable	—	698,721
Current portion of Notes payable	—	741,521

TOTAL CURRENT LIABILITIES	1,243,887	15,113,610

LONG-TERM DEBT
Notes payable – Officer	1,513,693	1,711,330
Notes payable	698,721	1,044,440

	2,212,414	2,755,770

TOTAL LIABILITIES	3,465,301	17,869,380

STOCKHOLDERS’ EQUITY
Preferred Stock	818,888	818,888
Common stock	222,628	222,628
Additional contributed capital	7,169,073	7,169,073
Retained earnings (deficit)	491,061	1,751,661
Accumulated other comprehensive loss	(4,198,565)	(2,432,893)

	4,503,085	7,529,357

	$7,959,387	$25,398,737

	$—

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year to Date
	December 31, 2007	December 31, 2006
REVENUES	$6,176,802	$43,545,898

EXPENSES
Payroll and employee benefits	3,900,714	22,176,191
Provision of doubtful accounts	188,095	8,145,133
Depreciation and Amortization	341,146	870,785
Other operating expenses	2,802,575	10,239,678

	7,232,530	41,431,787

OPERATING INCOME/(LOSS)	(1,055,720)	2,114,111

OTHER INCOME (EXPENSE)
Interest income	—	270,396
Interest expense	(195,045)	(604,668)
Other income		842,298

Total other income/(expense)	(195,045)	508,026

INCOME/(LOSS) BEFORE TAX PROVISION	(1,250,773)	2,622,137

TAX PROVISION	(9,826)	(644,853)

NET INCOME (LOSS) ON OPERATIONS	$(1,260,599)	$1,977,284

COMPREHENSIVE INCOME-NET OF TAX UNREALIZED LOSS ON INVESTMENTS	$(1,765,672)	$(1,926,764)

NET COMPREHENSIVE INCOME	$(3,026,271)	$50,520

NET INCOME/(LOSS) PER SHARE	$(0.06)	$(0.10)
NET COMPREHENSIVE INCOME PER SHARE	$(0.14)	$0.00

AVERAGE SHARES OUTSTANDING	22,262,818	20,563,559

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 and 2006

					ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance December 31, 2005	818,888	$818,888	19,092,818	$190,928	$6,781,573	$250,000	$(225,623)	$(506,129)	$7,309,637
Stock issued for services			570,000	$5,450	$153,750				$159,200
Conversion of debt to common stock			2,500,000	$25,250	$224,750				$250,000
Common stock			100,000	$1,000	$9,000				$10,000
Other comprehensive loss on investments								$(1,926,764)	$(1,926,764)
Purchase price adjustements						$(250,000)			$(250,000)
Net income from operations							$1,977,284		$1,977,284

Balance December 31, 2006	818,888	$818,888	22,262,818	$222,628	$7,169,073	$—	$1,751,661	$(2,432,893)	$7,529,357
Other comprehensive loss on investments								(1,765,672)	$(1,765,672)
Net Income from operations	—	—			—		$(1,260,599)	$(1,456,896)	$(1,260,599)

Balance December 31, 2007	818,888	$818,888	22,262,818	$222,628	$7,169,073	$—	$491,062	$(4,198,565)	$4,503,086

See accompanying notes and accountant's report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Year to Date
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income/(Loss)	$(3,026,271)	$50,520
Adjustments to reconcile Net (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	341,146	870,785
Stock for services	—	159,200
Write down of investment	1,765,672	1,926,764

Changes in Assets and Liabilities
Accounts receivable	242,844	(1,308,393)
Inventory	137,366	(580,478)
Prepaid expenses	129,914	(663,673)
Other Assets	331,337	(85,983)
Accounts payable	(166,282)	678,582
Accrued wages	—	(274,237)
Other liabilities and withheld taxes	108,136	3,460,708

CASH FLOWS FROM OPERATING ACTIVITIES	(136,139)	4,233,795

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase)/Disposal of Fixed assets	5,991	(982,352)
Notes receivable-net	45,850	(1,194,372)
Purchase of Investments	—	(402,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	51,841	(2,578,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable – Officers – net	353,408	(255,387)
Notes Payable – net	(269,667)	(1,451,164)

CASH FLOWS PROVIDED FROM/ (USED IN) FINANCING ACTIVITIES	83,741	(1,706,551)

NET CASH INCREASE/(DECREASE)	(556)	(51,480)

CASH AT BEGINNING OF PERIOD	74,216	125,696

CASH AT END OF PERIOD	$73,660	$74,216

See accompanying notes and accountant's report.

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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

After the spin-off of its Ambulance Division, Southland Health Services, Inc. in February 2007, the Company operates its business and markets its services through its motorcycle business segment only. Paladin and its subsidiaries (“Motor Cycle Division”) operate an integrated line of business activities for the motorcycle industry including frame, girder, and component parts manufacturing, manufacturing of production and custom complete motorcycles, manufacture of sprint car chassis, and manufacture of pedal and motorized go carts with styled bodies. Each of these companies also sells retail parts for these specialized auto and leisure areas.

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

Basis of Consolidation

These financial statements represent a consolidation of Paladin Holdings, Inc., its wholly owned subsidiaries Bad Toys, Inc., Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc. for twelve months of 2006 and 2007. Southland Health Services, Inc. and subsidiaries are consolidated for twelve months of 2006 and through February of 2007. Southland was spun off on February 1, 2007 by Bad Toys issuance of an asset dividend to its shareholders common stock of Southland representing 75% of its ownership Southland. All significant inter-company accounts have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded net of an allowance for expected losses. The allowance is estimated based on historical experience. Once the collection protocols are met on these accounts they are sent to collection and written off.

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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

Goodwill – Intangibles

The goodwill balance at December 31, 2007 and December 31, 2006 is $229,280 and $230,780, respectively, and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase specifically the name, American Eagle Manufacturing Company. This balance is reviewed by management annually to determine impairment.

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

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

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

NOTE 2. INVENTORY:

	December 31, 2007	December 31, 2006
Raw material	163,889	84,230
Product for resale	418,114	480,286
Work in process	139,530	179,901
Finished goods	528,978	643,470

Total	1,250,521	1,387,887

NOTE 3 – INVESTMENTS

At December 31, 2007 of the investment in Southland Health Services, Inc which was recorded on a purchase basis was converted to the equity method during 2007 as a result of the spin-off. Accordingly, the investment was reclassified from a current asset to a long term asset.

NOTE 4 – ACCRUED AND WITHHELD TAXES

At December 31, 2007 and December 31, 2006 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security.

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE 5 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
Ambulance financing	—	1,271,681
Acquisition debt	—	494,612
A/R Financing	—	1,245,908
All other debt	698,721	718,389

Total		3,730,590
Less Current Portion	(0)	(2,686,150)

Total Long Term Debt	698,721	1,044,440
Note Payable Officer	1,513,693	1,711,330

Total Notes Payable – Long Term	2,212,414	2,755,770

Long-term debt maturities are as follows:

Year 1	$2,212,414
Year 2	—
Year 3	—
Year 4	—
Year 5	—

$2,212,414

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at December 31, 2007 is $698,721 and December 31, 2006 is $698,721.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at June 30, 2007 and December 31, 2006. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. During 2006, $260,000 of this debt was converted to 2,600,000 shares of common stock. The balance outstanding was $1,513,693 and $1,711,330 at December 31, 2007 and December 31, 2006, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The following transactions occurred between the Company and affiliated entities:

1) The Company has notes payable to shareholders which are detailed in Note 4 of these footnotes.

2) The Company leases its facilities from a minority stockholder as described in Note 6.

NOTE 7 – LEASING ARRANGEMENTS

In May 2007 American Eagle Manufacturing Company moved its operations to a 8,000 square foot production facility in Oceanside, California on a month to month lease at $1,850 per month.

In March 2006, the production facility of Gambler Motorcycle Company moved to a new 16,000 square foot location in Gallatin, Tennessee. The new lease is a two year term at $5,200 per month with a purchase option of $450,000.

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE 7 – LEASING ARRANGEMENTS -continued

The Company conducts its retail operations from facilities in Kingsport, Tennessee that are leased under a month to month lease. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space for corporate headquarters owned by majority shareholder.

NOTE 8 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at December 31, 2007 and December 31, 2006.

Common Stock

There were 22,262,818 and 22,262,818 shares outstanding at December 31, 2007 and December 31, 2006, respectively.

NOTE 9 – LEGAL

Cornell Capital Partners, L.P. v. Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc)., et al. On or about January 6, 2006, Cornell Capital Partners, L.P. (“Cornell”) filed a complaint against the Company in the United States District Court for the District of New Jersey, Civil Action No. 05-5700 (FSH). Cornell’s complaint arose from the Company’s alleged failure to repay monies owed to Cornell under two promissory notes dated December 27, 2004 (the “December Note”) and February 10, 2005 (the “February Note”), respectively. The December Note and February Note were both issued pursuant to that certain Standby Equity Distribution Agreement executed between the parties on June 2, 2004. The complaint alleges that the Company owes Cornell approximately $500,000 under the December Note and $500,000 under the February Note. The complaint also alleges that the Company owes Cornell interest, attorneys’ fees and costs pursuant to certain contracts, which could amount to more than the alleged debt. The Company disputes the allegations in the complaint and has filed a counterclaim alleging, among other claims, breach of contract, securities fraud, and unjust enrichment. The Company is also seeking the return of shares of its common stock currently held in an escrow account pursuant to the Standby Equity Distribution Agreement. The Company cannot predict what will be the outcome of the litigation.

Paladin Holdings, Inc. (formerly Bad Toys Holdings, Inc.) v. Glenn Crawford, et al.; On December 12, 2005, the Company filed a complaint in the Law Court for Sullivan County at Kingsport, Tennessee against Glenn Crawford, Joseph Donovan, and Joe Cerone, the former shareholders of Southland Health Services, Inc., seeking, among other things, a purchase price adjustment under the Capital Stock Purchase Agreement entered into by the parties on

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE 9 – LEGAL – continued

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

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $0 and $-0-, at December 31, 2007 and December 31, 2006, respectively.

NOTE 12: NOTES RECEIVABLE

The notes receivable is related to funds advanced to purchase certain assets in the automotive field. The Company currently has a judgment in the amount of $550,000 and is actively pursuing collection.

Paladin Holdings, Inc.

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE 13 – SEGMENT INFORMATION

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

NOTE 14- SOUTHLAND HEALTH SERVICE, INC. SPIN-OFF

Paladin Holdings, Inc., the 100% owner of Southland Health Services, Inc. (the Company) declared a stock dividend of .9825 shares of Southland Health Services, Inc. common stock for each Paladin Holdings, Inc. common share issued and outstanding as of January 12, 2006. Southland’s Form S-1 was approved by the Securities and Exchange Commission on January 8, 2007 enabling Paladin complete the “spin off” of 75% of its ownership in Southland. The declared stock dividend date was effectively changed to January 31, 2007 with a distribution date of February 1, 2007 as required by NASD. The “spin off” was completed on February 1, 2007. On February 1, 2007, Paladin Holdings, Inc. distributed seventy-five percent (75%) of the common stock of its wholly-owned subsidiary, Southland Health Services, Inc. (“Southland”), to the Company’s stockholders as a dividend (the “Spin-Off”). In the aggregate, 21,111,521 shares were distributed in the Spin-Off at a ratio of 0.9825 shares of the common stock of Southland for each share of the Company’s common stock issued and outstanding as of the record date of January 31, 2007.

Note-15 GOING CONCERN

The Company has not generated significant revenues or profits to date after it spinoff of its formerly wholly owned subsidiary, Southland Health Services, Inc, in the first quarter of 2007. This factor among others raises considerable doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Management plans to relieve these problems by continuing to raise working capital either through stock sales or loans.

NOTE-16 CONTIGENT LIABILITIES

In May of 2007, the Federal District Court in Maryland awarded GE Capital a judgment in the amount of $1.9 against Paladin Holdings, Inc. as guarantor of the GE Capital note held by four subsidiaries of Paladin’s formerly wholly owned subsidiary, Southland Health Services, Inc. This judgment is a contingent liability subject to reimbursement. However, management feels that the assets of the four subsidiaries of Southland Health Services, Inc. are more than sufficient to satisfy the outstanding debt to GE Capital. Assets totaling approximately $6.0 million were turned over to GE for satisfaction of this debt by four subsidiaries of Southland Health Services, Inc.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2007.

The Company has limited working capital and has maintained minimal staffing in the financial and administrative areas. This limits the overall checks and balances in the system of financial controls.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, in order to move toward establishing an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the fourth quarter of fiscal year 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT

OFFICERS AND DIRECTORS

As of the date hereof, the directors and executive officers of the Company, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/ Executive Officer		Position	Period Served
Larry N. Lunan	66	Chief Executive Officer, President, Acting Chief Financial Officer, and Director	July 1994 to Present
Roger A. Warren	42	Director	August 2000 to Present
Clinton Hubbard	59	Director	August 2000 to Present

Duties, Responsibilities and Experience

Larry N. Lunan. Mr. Lunan founded Paladin , Inc., our predecessor company, in April 1995, but has devoted his full-time efforts to the business since mid-1994. Mr. Lunan received a certified public accountant certificate in 1968 and was an accountant with Haskins & Sells from 1967 to 1971. From 1971 to 1975 Mr. Lunan was a controller and vice president of finance for Arcata Book Group, a subsidiary of Arcata Corporation. From 1982 until July 1994 he was employed as president of Fours Capital Corporation, a wholly-owned business consulting firm. In this capacity, he was active in development-stage companies and capital formation. Mr. Lunan currently serves as the Company’s Chief Executive Officer and President and as a director of the Company. Mr. Lunan also serves as a director of Southland Health Services, Inc.

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

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K. We believe that the current members of our Board of Directors have the requisite financial background and experience to carry out the duties an audit committee would perform. For example, Mr. Lunan and Mr. Warren perform some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the Company’s annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing managements administration of the system of internal accounting controls.

Code of Ethics

The Company has not adopted a corporate code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having a limited management team operating our business.

Attendance of the Board of Directors

During the year ended December 31, 2007, the Board of Directors did not hold a meeting in person. However, the Board of Directors executed approximately 3 consents to action without a meeting. As stated above, we have no standing audit, nominating, compensation committee, or any other committees of the Board of Directors and, therefore, there were no committee meetings.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, to our knowledge, during the fiscal year ended December 31, 2007, Messrs. Lunan, Walls and Hubbard failed to timely report some of their respective acquisitions and dispositions of shares of the Company’s common stock. However, as of the date of this filing, the Company believes that all required filings have now been made.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
	Year	Salary		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/ Securities Underlying Options SARs (1) (#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Larry N. Lunan Chief Executive Officer, acting Chief Financial Officer, and President
	2007	113,667	(1)	—		—	—	—
	2006	247,000		—		—	—	—
	2005	72,000		—		—	—	—

(1)

Mr. Lunan earned $72,000 for his services as the Chief Executive Officer of the Company. Of this amount, there were accrued, unpaid wages owed to Mr. Lunan of $72,000 for 2006. Mr. Lunan earned $175,000 for his services as the Chief Executive Officer of our former subsidiary, Southland Health Services, Inc. for 2006 and $41,667 in 2007.

Stock Option Grants

We have never granted any stock options to our directors and officers.

Exercises of Stock Options and Year End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended December 31, 2007, or (ii) since the end of our most recent fiscal year on December 31, 2007.

Outstanding Stock Options

Our director and officer does not hold any options to purchase any shares of our common stock.

Compensation of Directors

Directors do not receive compensation for their services as directors.

Employment Contracts

None

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2008 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of April 2008.

By:	/s/ Larry N. Lunan
Larry N. Lunan, Chief Executive Officer, acting Chief Financial Officer, and Director

In accordance with the requirements of the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

April 14, 2008

By:	/s/ Roger A. Warren
Roger A. Warren, Director

By:	/s/ Clinton L. Hubbard
Clinton L. Hubbard, Director