Form 10-Q
period 2008-03-31
Paladin Holdings Inc/FL
filed 2008-05-22
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the Registrant’s common stock as of May 15, 2008 was 22,512,900

PART I FINANCIAL INFORMATION

PALADIN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2008 (Unaudited) and December 31, 2007

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash	$63,803	$73,659
Investments	31,910	47,648
Accounts receivable - Trade	677,192	649,508
Inventory	1,273,435	1,250,521
Prepaid expenses	114,983	117,252

TOTAL CURRENT ASSETS	2,161,323	2,138,588

FIXED ASSETS
Buildings	1,800	1,800
Furniture & fixtures	86,572	86,572
Equipment	1,270,833	1,268,465
Vehicles	258,769	258,769
Leasehold improvements	112,345	112,345

	1,730,319	1,727,951
Less: Accumulated depreciation	(802,746)	(772,196)

	927,573	955,755
OTHER ASSETS
Prepaid insurance and deposits	8,951	7,173
Notes receivable	385,187	385,187
Other assets	4,062,691	4,035,355
Prepaid stock expense	208,048	208,048
Goodwill - Investment in contracts	229,280	229,280

	4,894,157	4,865,043

	$7,983,053	$7,959,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$590,656	$663,463
Accrued and withheld taxes	597,206	568,814
Other liability	9,643	11,610
TOTAL CURRENT LIABILITIES	1,197,505	1,243,887

Long-term Debt
Notes payable	698,721	698,721
Notes payable - officer	1,533,604	1,513,693

	2,232,325	2,212,414

TOTAL LIABILITIES	3,429,830	3,456,301

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	225,129	222,628
Additional contributed capital	7,193,573	7,169,073
Retained deficit	514,198	491,061
Accumulated other comprehensive loss	(4,198,565)	(4,198,565)

	4,553,223	4,503,085

	$7,983,053	$7,959,386

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months Ended March 31, 2008 (Unaudited) and 2007 (Unaudited)

	Three Months Ended March 31,

	2008	2007
	(Unaudited)	(Unaudited)
REVENUES	$320,103	$5,397,771

EXPENSES
Payroll and employee benefits	96,947	3,567,857
Depreciation and amortization	30,550	164,431
Other operating expense	111,026	1,933,794

	238,523	5,666,082

INCOME (LOSS) FROM OPERATIONS	81,580	(268,311)

OTHER INCOME/(EXPENSE)
Interest income	—	47,416
Interest expense	(58,443)	(116,282)
Miscellaneous	—	5,449

Total Other Income/(Expense)	(58,443)	(63,417)

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	23,137	(331,728)
Income tax (expense)/benefit	—	—

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	23,137	(331,728)
Equity in earnings of unconsolidated subsidiary	—	31,430

NET INCOME (LOSS)	23,137	(300,298)

NET INCOME/(LOSS) from operations per share	$0.00	$(0.01)

NET INCOME/(LOSS) per share	0.00	$(0.01)

Average shares outstanding	22,136,563	21,760,225

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2008 (Unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	STOCK WARRANTS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at beginning of December 31, 2007	818,888	818,888	22,262,818	222,628	7,169,073	—	491,062	(4,198,565)	4,503,086
Shares issued for service			250,082	2,501	24,500				27,001
Net other comprehensive income							23,137		23,137

Balance at March 31, 2008	818,888	818,888	22,512,900	225,129	7,193,573	—	514,199	(4,198,565)	4,553,224

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008 (Unaudited) and 2007 (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	23,137	$(300,298)
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	30,550	164,431
Stock for services	27,001	7,000
Equity in earnings of unconsolidated subsidiary	—	(31,430)

Changes in Assets and Liabilities
Accounts receivable	(27,684)	10,494,538
Inventory	(22,914)	(25,619)
Other Assets	(11,107)	458,109
Accounts payable	(72,807)	(1,936,004)
Accrued wages	—	(245,289)
Accrued, other liabilities and withheld taxes	26,425	(8,709,042)

CASH FLOWS FROM OPERATING ACTIVITIES	(27,400)	(123,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	(2,368)	—
Notes receivable-Net	—	—
Investments - Net	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	(2,368)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan notes - Net	—	(2,210)
Note Payable Officer	19,911	59,655
Proceeds from sale of stock	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	19,911	57,445

NET CASH DECREASE	$(9,857)	$(66,159)
CASH AT BEGINNING OF PERIOD	73,659	74,216

CASH AT END OF PERIOD	$63,803	$8,057

Cash paid for interest	$58,443	$116,282

See accompanying notes and accountant’s report.

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

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

Basis of Consolidation

These financial statements represent a consolidation of Paladin Holdings, Inc., its wholly owned subsidiaries Bad Toys, Inc., Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc. and Cruisin Company, Inc. for twelve months of 2006 and 2007. Southland Health Services, Inc. and subsidiaries are consolidated for twelve months of 2006 and through February of 2007. Southland was spun off on February 1, 2007 by Bad Toys issuance of an asset dividend to its shareholders common stock of Southland representing 75% of its ownership Southland. All significant inter-company accounts have been eliminated in consolidation.

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

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

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

Goodwill – Intangibles

The goodwill balance at March 31, 2008 and December 31, 2007 is $229,280 and $229,280, respectively, and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase specifically the name, American Eagle Manufacturing Company. This balance is reviewed by management annually to determine impairment.

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

Income Tax Valuation Allowance

The Company has net deferred tax liabilities resulting from book and tax depreciation differences as of March 31, 2008. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007 operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

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

NOTE 2. INVENTORY:

	March 31, 2008	December 31, 2007
Raw material	196,864	163,889
Product for resale	408,063	418,114
Work in process	139,530	139,530
Finished goods	528,978	528,978

Total	1,273,435	1,250,521

NOTE 3 – INVESTMENTS

At December 31, 2007 and March 31, 2008 4.0 million of the investment in Southland Health Services, Inc which was recorded on a purchase basis was converted to the equity method during 2007 as a result of the spin-off. Accordingly, the investment was reclassified from a current asset to a long term asset.

NOTE 4 – ACCRUED AND WITHHELD TAXES

At December 31, 2007 and March 31, 2008 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security.

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

NOTE 5 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at December 31, 2007 and March 31, 2008:

	March 31, 2008	December 31, 2007
All other debt		698,721

Total		698,721
Less Current Portion	(0)	(0)

Total Long Term Debt	698,721	698,721
Note Payable Officer	1,533,604	1,513,693

Total Notes Payable – Long Term	2,232,325	2,212,414

Long-term debt maturities are as follows:

Year 1	$2,232,325
Year 2	—
Year 3	—
Year 4	—
Year 5	—

$2,232,325

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at December 31, 2007 is $698,721 and March 31, 2008 is $698,721.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at March 31, 2008 and December 31, 2007. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding was $1,513,693 and $1,533,604 at December 31, 2007 and March 31, 2008, respectively.

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

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

NOTE 7 – LEASING ARRANGEMENTS – continued

The Company conducts its retail operations from facilities in Kingsport, Tennessee that are leased under a month to month lease. Monthly rent is $1,500. The Company also pays $250 per month for use of additional office space for corporate headquarters owned by majority shareholder.

NOTE 8 – EQUITY

Preferred Stock

Purchase price of preferred stock is $1.00 per share and bears interest at a rate of 10% per annum. It has liquidation preference over common stock and is convertible to common stock at a 1:10 ratio. It is redeemable by the Company at $1.00 per share plus accrued interest. The Company has 10,000,000 shares of $1.00 par value, preferred stock authorized. There were 818,888 shares outstanding at December 31, 2007 and March 31, 2008.

Common Stock

There were 22,262,818 and 22,512,900 shares outstanding at December 31, 2007 and March 31, 2008, respectively.

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

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

NOTE 9 – LEGAL – continued

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

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $0 and $-0-, at December 31, 2007 and March 31, 2008, respectively.

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

NOTE 14 – SOUTHLAND HEALTH SERVICE, INC. SPIN-OFF

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

Note – 15 GOING CONCERN

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

Paladin Holdings, Inc.

Notes to Financial Statements

March 31, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

NOTE – 16 CONTIGENT LIABILITIES

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

Effective December 1, 2004, the Company purchased Southland Health Services, Inc. (“Southland”). Southland, a Florida corporation with corporate offices located in Vernon, Alabama, was formed in 2003 to be a provider of health care services including emergency and non-emergency ambulance services. Southland’s ambulance services are offered under the trade name “Emergystat.” (See Notes to Financials Note 14 Spin-Off)

In January 2005, the Company acquired the assets of Gambler Motorcycle Company and Gambler Competition. Gambler Motorcycle Company manufactures motorcycle frames, girder front ends, and other component parts as well as builds custom motorcycles. Gambler Competition builds sprint car chassis and torsion bars, and also sells other sprint car parts.

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

As a result of the Spin-Off, the Company’s revenues and expenses will decline significantly, as the Company will only conduct operations in the motorcycle and street rod industry. Therefore, the Company’s financial results for the quarter ended March 31, 2008 will differ materially from those set forth in this report on Form 10-Q. While the Company will maintain its investment in Southland, Southland’s revenues, expenses and profits will be reported by Southland separately. Southland’s financial results are available at www.sec.gov.

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

RESULTS OF OPERATIONS – FOR THE QUARTER and THREE MONTHS ENDING MARCH 31, 2008 AND 2007

REVENUES

For the three month period ended March 31, 2008, we had revenues of $.32 million, compared with the revenue for the three month period ended March 31, 2007 of $5.4 million. The decrease in our revenue is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

OPERATING COST

For the three month period ended March 31, 2008, our operating cost were $.24 million as compared to $5.7 million for the same period last year. The decrease in cost during the quarter ended March 31, 2008 is primarily attributable to the spinoff of the formerly 100% owned Southland Division.

NET INCOME

For the three month period ended March 31, 2008, the Company had a net income of .02 million compared to net loss of $(.3) million for the same period in 2006. This change in net income is due principally to the spinoff of the formerly 100% owned Southland Division.

Quarters Ending March 31, 2008 and 2007

Operating Activities. Net cash used by continuing operations operating activities was $..03 million for the quarter ended March 31, 2008 as compared to cash used by continuing operations of $.12 million for the quarter ended March 31, 2007. Contributing to the cash used from operating activities for the quarter ended March 31, 2008 was a net income of $ .02 million offset by cash provided by changes in working capital of $ .05 million.

Investing Activities. Investing activities related to continuing operations used cash of $ .002 million for the quarter ended March 31, 2008 as compared to cash used in investing activities of 0 million for the quarter ended March 31, 2007. The cash used in the quarter ending March 31, 2008 primarily relates to the Company’s purchase of fixed assets

Financing Activities. During the quarter ended March 31, 2008 the Company had cash provided of $ .02 million compared to cash provided by financing activities of $ .06 million in the same quarter last year.

Liquidity and Capital Resources

Cash and cash equivalents were $.07 million and $.07 million as of March 31, 2008 and December 31, 2007, respectively Inc. The Company’s management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled “Liquidity and Proposed Pans for the Next Twelve Months.”

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

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

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

Date: May 20, 2008