Form 10-Q
period 2008-06-30
Paladin Holdings Inc/FL
filed 2008-09-12
CIK 1200268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 15, 2008 was 22,512,900.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Consolidated Balance Sheets As of June 30, 2008 (unaudited) As of December 31, 2007

Consolidated Statements of Income Three Months and Six Months ended June 30, 2008 and June 30, 2007 (unaudited)

Consolidated Statements of Cash Flows Three Months and Six Months ended June 30, 2008 and March 31, 2007 (unaudited)

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

PALADIN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 (Unaudited) and December 31, 2007

ASSETS
	(Unaudited) June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash	7,832	73,659
Investments	32,410	47,648
Accounts receivable - Trade	839,347	649,508
Inventory	1,273,686	1,250,521
Prepaid expenses	103,439	117,252

TOTAL CURRENT ASSETS	2,256,714	2,138,588

FIXED ASSETS
Buildings	1,800	1,800
Furniture & fixtures	86,572	86,572
Equipment	1,271,733	1,268,465
Vehicles	258,769	258,769
Leasehold improvements	112,345	112,345

	1,731,219	1,727,951
Less: Accumulated depreciation	(862,746)	(772,196)

	868,473	955,755
OTHER ASSETS
Prepaid insurance and deposits	28,962	7,173
Notes receivable	385,187	385,187
Other assets	4,035,355	4,035,355
Prepaid stock expense	208,048	208,048
Goodwill - Investment in contracts	229,280	229,280

	4,886,832	4,865,043

	8,012,019	7,959,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(Unaudited) June 30, 2008	December 31, 2007
CURRENT LIABILITIES
Accounts Payable	590,656	663,463
Accrued and withheld taxes	619,385	568,814
Other liability	8,998	11,610

TOTAL CURRENT LIABILITIES	1,219,039	1,243,887
Long-term Debt
Notes payable	698,721	698,721
Notes payable - officer	1,751,978	1,513,693

	2,450,699	2,212,414

TOTAL LIABILITIES	3,669,738	3,456,301

STOCKHOLDERS’ EQUITY
Preferred stock	818,888	818,888
Common stock	225,129	222,628
Additional contributed capital	7,193,573	7,169,073
Retained deficit	303,256	491,061
Accumulated other comprehensive loss	(4,198,565)	(4,198,565)

	4,342,281	4,503,085

	8,012,019	7,959,386

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME

Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Year to Date June 30,
	(Unaudited) 2008	(Unaudited) 2007	(Unaudited) 2008	(Unaudited) 2007
REVENUES	178,200	$226,035	498,303	$301,681
EXPENSES
Payroll and employee benefits	67,043	172,033	163,990	358,720
Depreciation and amortization	60,000	44,240	90,550	88,480
Other operating expense	197,775	217,906	358,800	540,006

	324,818	434,179	613,340	987,206

INCOME (LOSS) FROM OPERATIONS	-146618	(208,144)	(115,037)	(685,525)
OTHER INCOME/(EXPENSE)
Interest income		0		0
Interest expense	(60,019)	(58,696)	(118,462)	(109,200)
Miscellaneous	0	0	0	0

Total Other Income/(Expense)	(60,019)	(58,696)	(118,462)	(109,200)

INCOME (LOSS) BEFORE INCOME TAXES/BENEFITS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(206,637)	(266,840)	(233,499)	(794,725)
Income tax (expense)/benefit	0	0		0

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	(206,637)	(266,840)	(233,499)	(794,725)
Equity in earnings of unconsolidated subsidiary	0	(15,377)		16,053
NET INCOME (LOSS)	(206,637)	(282,217)	(233,499)	(778,672)

NET INCOME/(LOSS) from operations per share	(0.01)	$(0.01)	(0.01)	$(0.03)
NET INCOME/(LOSS) per share	(0.01)	$(0.01)	(0.01)	$(0.04)
Average shares outstanding	22,512,900	21,760,225	22,512,900	21,760,225

See accompanying notes and accountant’s report.

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2008 (Unaudited)

								ACCUMULATED
					ADDITIONAL			OTHER
	PREFERRED STOCK		COMMON STOCK		PAID IN	STOCK	RETAINED	COMPREHENSIVE
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	WARRANTS	EARNINGS	INCOME	TOTAL
Balance at beginning of December 31, 2007	818,888	818,888	22,262,818	222,628	7,169,073	—	491,062	(4,198,565)	4,503,086
Shares issued for service									—
Net other comprehensive income							-233499		(233,499)
									—

Balance at June 30, 2008
	818,888	818,888	22,262,818	222,628	7,169,073	0	257,563	(4,198,565)	4,269,587

PALADIN HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Year to Date June 30,
	(Unaudited) 2008	(Unaudited) 2007	(Unaudited) 2008	(Unaudited) 2007
CASH FLOWS FROM OPERATION ACTIVITIES
Net Income (Loss)	(206,637)	$(282,217)	(233,499)	$(778,672)
Adjustments to reconcile Net Income (Loss) to Net Cash provided from operating activities:
Depreciation and amortization	60,000	44,240	90,550	88,480
Stock for services	—	14,000	27,001	21,000
Equity in earnings of unconsolidated subsidiary	—	15,377	—	(16,053)

Changes in Assets and Liabilities
Accounts receivable	(162,155)	2,400	(189,839)	771
Inventory	(251)	23,140	(23,165)	23,140
Other Assets	49,036	132,240	(35,089)	132,240
Accounts payable	—	(10,750)	—	(10,750)
Accrued wages		—		—
Accrued, other liabilities and withheld taxes		(14,061)	47,959	421,561

CASH FLOWS FROM OPERATING ACTIVITIES	$(260,007)	$(75,631)	(316,082)	(118,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed assets	900	(7,453)	(3,268)	(7,453)
Notes receivable - Net		(45,850)	—	(45,850)
Investments - Net	(15,238)	226,822	15,238	633,976

CASH FLOWS FROM INVESTING ACTIVITIES	(14,338)	173,519	11,970	580,673

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on loan notes - Net		(1,323)		(1,323)
Proceeds from Note Payable Officer	218,374	—	238,285
Payments on Note Payable Officer		(30,365)		(461,026)
Proceeds from sale of stock		—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	218,374	(31,688)	238,285	(462,349)

NET CASH INCREASE	$(55,971)	$66,200	$(65,827)	$41
CASH AT BEGINNING OF PERIOD	63,803	8,057	73,659	74,216

CASH AT END OF PERIOD	$7,832	$74,257	$$7,832	$74,257

Cash paid for interest	$58,696	$58,696	$109,200	$109,200

See accompanying notes and accountant’s report.

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

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

Basis of Consolidation

These financial statements represent a consolidation of Paladin Holdings, Inc., its wholly owned subsidiaries Bad Toys, Inc., Bad Boyz Toyzz, Inc., American Eagle Motorcycle Company, Inc., Gambler Motorcycle Company, Inc. and Cruisin Company, Inc. for twelve months of 2007. Southland Health Services, Inc. and subsidiaries are consolidated for through February of 2007. Southland was spun off on February 1, 2007 by Bad Toys issuance of an asset dividend to its shareholders common stock of Southland representing 75% of its ownership Southland. All significant inter-company accounts have been eliminated in consolidation.

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

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

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

Goodwill – Intangibles

The goodwill balance at June 30, 2008 and December 31, 2007 is $229,280 and $229,280, respectively, and is directly associated with the American Eagle Manufacturing Company, Inc. asset purchase specifically the name, American Eagle Manufacturing Company. This balance is reviewed by management annually to determine impairment.

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

Income Tax Valuation Allowance

The Company has net deferred tax liabilities resulting from book and tax depreciation differences as of June 30, 2008. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s recent financial performance, the market environment in which a company

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007 operates, tax planning strategies and the length of the NOL carry-forward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the reliability of our deferred tax assets and liabilities. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could be significant.

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

NOTE 2. INVENTORY:

	June 30, 2008	December 31, 2007
Raw material	194,078	163,889
Product for resale	420,210	418,114
Work in process	125,530	139,530
Finished goods	531,915	528,978

Total	1,271,733	1,250,521

NOTE 3 – INVESTMENTS

At December 31, 2007 and June 30, 2008, 4.0 million of the investment in Southland Health Services, Inc which was recorded on a purchase basis was converted to the equity method during 2007 as a result of the spin-off. Accordingly, the investment was reclassified from a current asset to a long term asset.

NOTE 4 – ACCRUED AND WITHHELD TAXES

At December 31, 2007 and June 30, 2008 the Company was in arrears for several quarters of income tax withholding social security withholding, and the employer’s share of social security.

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

NOTE 5 – NOTES PAYABLE

Notes Payable

Notes Payable Consist of the following at December 31, 2007 and June 30, 2008:

	March 31, 2008	December 31, 2007
All other debt	698,721	698,721

Total	698,721	698,721
Less Current Portion	(0)	(0)

Total Long Term Debt	698,721	698,721
Note Payable Officer	1,751,978	1,513,693

Total Notes Payable – Long Term	2,450,699	2,212,414

Long-term debt maturities are as follows:

Year 1
Year 2	—
Year 3	—
Year 4	—
Year 5	—

The Company issued a series of promissory notes to Cornell Capital Partners under the Standby Equity Distribution Agreement dated June 2, 2004. The notes have a term of less than 221 days with a 12% stated interest rate. The balance at December 31, 2007 is $698,721 and June 30, 2008 is $698,721.

At various times the Company has entered into unsecured notes payable with its stockholders. The stockholder has indicated no intention of calling the notes within the next year and the Company has no intention to repay these notes during the next year. Accordingly the notes are classified as long-term at March 31, 2008 and December 31, 2007. The notes bear interest at 10.0%, and are convertible to common stock at $0.10 per share at the shareholders’ option. The balance outstanding was $1,513,693 and $1,751,978 at December 31, 2007 and June 30, 2008, respectively.

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

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

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

Common Stock

There were 22,262,818 and 22,512,900 shares outstanding at December 31, 2007 and June 30, 2008, respectively.

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

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

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

NOTE 11 – DEFERRED INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes for operating losses that are available to offset future taxable income. The balance for deferred tax asset is $0 and $-0-, at December 31, 2007 and June 30, 2008, respectively.

NOTE 12 – NOTES RECEIVABLE

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

Paladin Holdings, Inc.

Notes to Financial Statements

June 30, 2008 (unaudited) and 2007 (unaudited) and December 31, 2007

NOTE – 16 CONTINGENT LIABILITIES

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

NOTE - 17 SUBSEQUENT EVENTS:

Paladin Holdings, Inc., owns 25% of the outstanding common shares of Southland Health Services, Inc. (Southland). The following is an update on certain activities affecting Southland, its subsidiaries, the Paladin investment in Southland and the Company’s receivable from Southland.

Southland has begun a criminal investigation against a former employee. This person held a position of trust and has now believed to have violated it. Their actions have been malicious and intent on afflicting grave financial damage on the Company. The amount of these acts cannot be determined at this time, but they appear to have been substantial and have affected the Company’s ability to maintain its operations and pay its taxes. It has affected Paladin in its operations as Paladin incurred services on behalf of Southland for which it has not been paid. Paladin also has a significant investment in Southland that it may not be able to recover. We will continue to ascertain the extent of the financial damage and whether or not there is a potential recovery.

At this time, we cannot determine the impairment to our investment in Southland or recovery of our receivables. At present management does not feel there will be a need to restate previous filings.

The Internal Revenue Service has levied the assets of American Eagle, for non payment of payroll taxes. This may affect the future ability of American Eagle to function as an operating Company and is a direct result of the acts mentioned above in our previously wholly owned subsidiary Southland.

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

RESULTS OF OPERATIONS – FOR THE QUARTER and THREE MONTHS ENDING JUNE 30, 2008 AND 2007 AND FOR THE SIX MONTHS ENDING JUNE 30, 2008 AND 2007.

REVENUES

For the three month period ended June 30, 2008, we had revenues of $178,200 thousand, compared with the revenue for the three month period ended June 30, 2007 of $226,035 thousand. The decrease in our revenue is primarily attributable to the spinoff of the formerly 100% owned Southland Division. For the sixth month period ended June 30, 2008, we had revenues of $498,303 compared with revenues for the six month period ended June 30, 2007 of $301,681. The increase is due to post spinoff services supplied to Southland Health Services.

OPERATING COST

For the three month period ended June 30, 2008, our operating cost were $.324,818 thousand as compared to $434,179 thousand for the same period last year. The decrease in cost during the quarter ended June 30, 2008 is primarily attributable to the spinoff of the formerly 100% owned Southland Division. For the sixth month period ended June 30, 2008, our operating cost $613,340 as compared to $980,206 thousand for the period ending June 30, 2007. The decrease in cost for the six months is primarily due to the spinoff of the formerly 100% owned Southland Division.

NET INCOME

For the three month period ended June 30, 2008, the Company had a net loss of $206,637 thousand compared to net loss of $266,840 thousand for the same period in 2007. This change in net income is due principally to the spinoff of the formerly 100% owned Southland Division. For the sixth month period ended June 30, 2008, the Company had a net loss of $233,499 thousand as compared to $794,725 thousand for the same period in 2007. The decrease in net loss is primarily due to the spinoff of the formerly 100% owned Southland Division.

Quarters Ending and Six Months Ending June, 2008 and 2007

Operating Activities. Net cash used by continuing operations operating activities was $260,007 thousand for the quarter ended June 30, 2008 as compared to cash used by continuing operations of $75,631 thousand for the quarter ended June 30, 2007. Contributing to the cash used from operating activities for the quarter ended June 30, 2008 was a net loss of $ 206,637 thousand offset by cash provided by changes in working capital of $204,036 thousand. Net cash used by continuing operations operating activities was $316,082 for the sixth month period ended June 30, 2008 as compared to cash used by continuing operations of $118,283 for the period ended June 30, 2007. Contributing to the cash used form operating activities for the period ended June 30, 2008 was a net loss of $233,499 thousand offset by cash provided by changes in the working capital of $250,255.

Investing Activities. Investing activities related to continuing operations used cash of $14,338_thousand for the quarter ended June 30, 2008 as compared to cash provided by investing activities of $173,519 thousand for the quarter ended June 30, 2007. Investing activities related to continuing operations used cash of $11,970 thousand for the quarter ended June 30, 2008 as compared to cash provided by investing activities of $580,673 for the same period in 2007.

Financing Activities. During the quarter ended June 30, 2008 the Company had cash provided of $ 218,374 thousand compared to cash provided by financing activities of $ 0 in the same quarter last year. For the six month period ending June 30, 2008, the Company had cash provided of $238,285 as compared to $461,234 for the six month period ended June 30, 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $7,832 thousand and $73,659 thousand as of June 30, 2008 and December 31, 2007, respectively. The Company’s management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled “Liquidity and Proposed Pans for the Next Twelve Months.”

Liquidity And Proposed Plans For The Next Twelve Months

The motorcycle segment is currently operating on a negative cash flow basis, which is forecasted to turn positive during the 3rd quarter of 2008 with the infusion of approximately $1,000,000 million in working capital. The Company is actively seeking external sources to satisfy and restructure its debt and other long-term liabilities. If successful, the Company will use the proceeds from this line to restructure the indebtedness. The Company’s plans include the addition of equity during 2008 thru a private placement even though the Company can sustain its current operations internally after a successful completion of an asset-based line of credit.

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

Subsequent events:

Paladin Holdings, Inc., owns 25% of the outstanding common shares of Southland Health Services, Inc. (Southland). The following is an update on certain activities affecting Southland, its subsidiaries, the Paladin investment in Southland and the Company’s receivable from Southland.

Southland has begun a criminal investigation against a former employee. This person held a position of trust and has now believed to have violated it. Their actions have been malicious and intent on afflicting grave financial damage on the Company. The amount of these acts cannot be determined at this time, but they appear to have been substantial and have affected the Company’s ability to maintain its operations and pay its taxes. It has affected Paladin in its operations as Paladin incurred material services on behalf of Southland for which it has not been paid. Paladin also has a significant investment in Southland that it may not be able to recover. We will continue to ascertain the extent of the financial damage and whether or not there is a potential recovery.

At this time, we cannot determine the impairment to our investment in Southland or recovery of our receivables. At present management does not feel there will be a need to restate previous filings.

The Internal Revenue Service has levied the assets of American Eagle, for non payment of payroll taxes. This may affect the future ability of American Eagle to function as an operating Company and is a direct result of the acts mentioned above in our previously wholly owned subsidiary Southland.

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

PALADIN HOLDINGS, INC.

By	/s/ Larry N. Lunan
Larry N. Lunan
President and Chief Executive Officer and acting Chief Financial Officer

Date:	September 12, 2008